Form 10-K
ACC CORP
filed 1995-03-31
CIK 783233

SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.   20549

                    FORM 10-K
                    ANNUAL REPORT

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR FISCAL YEAR ENDED DECEMBER 31, 1994

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          COMMISSION FILE NUMBER 0-14567

          ACC CORP.
          400 West Avenue
          Rochester, New York 14611
          716-987-3000

Incorporated under the                   Employer Identification
Laws of the State of Delaware            Number 16-1175232

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Common Stock, par value $.015 per share

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of all Common Stock held by non-affiliates as of March 10, 1995 = $106,964,000.

6,926,012 shares of $.015 par value Common Stock were issued and outstanding as of March 10, 1995.

                    (Continued on next page)


Documents Incorporated by Reference:

(1) Portions of the Company's Annual Report to Shareholders for its fiscal year ended December 31, 1994 are incorporated by reference in Parts II and IV of this Report.

(2) Portions of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

The Index of Exhibits filed with this Report begins at page __.

The total number of pages in this Report is ___.

                                PART I

Item 1.   BUSINESS.

     Note: Terms first set forth in italic bold face type are defined in the Glossary that appears at the end of this Item.

               THE COMPANY

     ACC Corp. is a telecommunications holding company that through its operating subsidiaries provides a full range of domestic and international long distance switched, private line and local telecommunications services for voice and data transmission to commercial, residential and student customers in the northeastern United States, Canada and the United Kingdom.

     Unless the context otherwise requires, in this document the terms "Company" and "ACC" refer to ACC Corp. and its subsidiaries. "ACC U.S." refers to the Company's wholly-owned U.S. operating subsidiaries through which the Company provides its long distance and local telephone services in the United States. "ACC Canada" refers to the Company's approximately 70%-owned Canadian subsidiary, ACC TelEnterprises Ltd., an Ontario corporation, that is a holding company for several Canadian operating subsidiaries through which the Company provides long distance services in Canada. "ACC U.K." refers to ACC Long Distance UK Ltd., a U.K. corporation, the Company's wholly-owned subsidiary through which it provides long distance services in the United Kingdom. Each of these entities provides long distance services to their customers within their respective countries and internationally either over the Company's leased facilities or through other carriers. In the U.S., the Company provides local telephone services to its university and student customers through its university program and in 1994 began offering local services to customers in the Syracuse, New York area.

     The Company was originally incorporated in New York in January, 1982, as
A. C. Teleconnect Corp. During 1987, it changed its corporate name to ACC Corp. and reincorporated in the State of Delaware. The Company does business under the trade name "ACC." It commenced operations as a long distance telecommunications reseller in May, 1982. Its principal executive offices are located at 400 West Avenue, Rochester, New York 14611, telephone number (716) 987-3000.

          Industry Overview

United States

     The current U.S. long distance marketplace was largely shaped by the 1984 AT&T Divestiture Decree, under which AT&T was required to divest itself of its 22 Bell Operating Companies ("BOCs"). This Decree also divided the U.S. into approximately 200 "Local Access and Transport Areas" or LATAs. The local exchange carriers, which include both the BOCs and independent local exchange carriers, provide local telephone service, local access service and long distance service within the same LATA ("intra-LATA" traffic). Almost all of the 22 BOCs were grouped under seven regional holding companies that were separated from the long distance provider, AT&T, which resulted in the creation of two distinct market segments: long distance and local exchange service. Long distance service between LATAs ("inter-LATA" traffic) and, in most states, within LATAs, may be provided by both interexchange carriers and other carriers such as the Company and certain independent local exchange carriers that provide both interexchange and local telephone services. Under the AT&T Divestiture Decree, the BOCs are currently allowed to offer only local telephone service, local access services and intra-LATA long distance service. While the BOCs currently are prohibited from entering the inter-LATA long distance market, independent local exchange carriers may offer such services.

     The BOCs and other local exchange carriers are required by the AT&T Divestiture Decree and the Federal Communications Commission ("FCC") to provide interexchange carriers with access to their local exchange services that is equal in type, quality and price to that provided to AT&T and to maintain a subscription process that gives telephone customers the right to designate a primary interexchange carrier for inter-LATA and interstate calls. "Equal access" is intended to place all interexchange carriers on an equal competitive footing with respect to the quality and cost of originating and terminating calls in each LATA. Prior to equal access, customers of interexchange carriers other than AT&T generally had to dial an access number and a personal authorization code to make a long distance call. With equal access, which has now been instituted in almost all LATAs with respect to inter-LATA long distance service, customers need only dial the number "1" plus the area code and telephone number of the person being called to connect with the network of the interexchange carrier selected by that customer. This is the same method of access available to customers of AT&T in all markets and is known as "1+" dialing. All inter-LATA calls are then routed automatically to the interexchange carrier preselected by the customer. ("1+" dialing is not presently provided for intra-LATA calls in most states, however.) The regulations governing the rate levels and rate structures for the local exchange carriers' interstate access services to interexchange carriers are currently under review by the FCC.

     In addition to the local exchange carriers, new entrants to the marketplace have begun to offer local telephone service. Originally limited to private line connections between end user locations, or connections from end users to interexchange carrier points of presence, these new entrants have begun to offer a wider range of local telephone services in certain areas in part because of new rate structure and interconnection requirements imposed on the local exchange carriers by regulatory agencies. While the Company's local telephone service offered in upstate New York provides some of the access services currently provided by the local exchange carriers, these services are not currently subject to the same degree of Federal and state regulation as are those offered by the local exchange carriers.

Canada

     Since 1990, the Canadian long distance telecommunications market has undergone fundamental changes much like those experienced by the U.S. market following the AT&T Divestiture Decree. The Canadian long distance industry is dominated by ten major telephone companies, of which Bell Canada is the largest. These and various other facilities-based carriers own their interexchange and/or local transmission facilities. The local exchange telephone systems owned by such carriers are operated on a monopoly basis. Long distance telecommunications services are also provided by non-facilities-based carriers, such as ACC Canada, that carry long distance traffic over interexchange circuits leased from the facilities-based carriers, originating and terminating the calls through the local exchange telephone systems.

     As a result of the 1990 Canadian Radio-television and Telecommunications Commission's ("CRTC") Telecom Decision CRTC 90-3 ("Decision 90-3"), carriers such as ACC Canada were permitted for the first time to aggregate the calls of any number of customers on the same leased circuits to provide discounted long distance voice service in the Provinces of Ontario, Quebec and British Columbia. As the result of the CRTC's 1992 Telecom Decision CRTC 92-12 ("Decision 92-12"), certain monopoly facilities-based carriers were required to allow resellers and other facilities-based carriers to interconnect their long distance networks with the public switched telephone network ("PSTN") to provide public long distance voice services. This decision also began the process of requiring monopoly carriers to provide "equal ease of access" to the customers of other long distance carriers (essentially the same concept as "equal access" in the U.S.). As the result of the CRTC's Telecom Decisions CRTC 93-8 ("Decision 93-8") and CRTC 93-17 ("Decision 93-17"), most of the monopoly carriers are required to provide the customers of resellers with "equal ease of access," which was implemented beginning in mid-1994.

     The Canadian telecommunications industry is currently undergoing significant structural change. Following CRTC Decision 90-3, a large number of resellers and rebillers entered the marketplace. Increases in so-called "contribution charges" resulting from CRTC Decision 92-12, coupled with price reductions implemented by the facilities-based carriers and increased competition in the long distance market, have altered the dynamics of the resale market in Canada and put pricing pressure on reseller margins, although recent CRTC decisions have begun to reverse these trends. In response to these changes, resellers, including the Company, are seeking economies of scale by increasing market share, which has led to consolidation within the Canadian resale industry. However, for resellers such as the Company with efficient and cost-effective operations, sophisticated network systems and technology, and national and international activities, the Company believes these changes will present opportunities for growth and business expansion through acquisitions, joint ventures and other alliances.

United Kingdom

     In the U.K., the telecommunications market is undergoing fundamental change that began with the passage of the British Telecommunications Act 1981, which brought about the privatization of British Telecommunications plc ("British Telecom") and the creation of the duopoly between British Telecom and Mercury Communications Ltd. ("Mercury") that began in 1984. British Telecom is the dominant, facilities-based telephone company in the U.K.; the next largest is Mercury. To provide telecommunications services in the U.K., a potential service provider must make an application for a license to do so with and have it approved by the U.K. Department of Trade and Industry ("DTI"), which license is then granted by the Secretary of State for Trade and Industry. The terms of the licenses granted to British Telecom and Mercury allow long distance carriers, and any other operators that have been granted similar licenses, to interconnect to their networks. In similar fashion to the process that occurs in Canada or the U.S., resellers in the U.K. carry long distance traffic over circuits leased from the facilities-based carriers, mainly originating and terminating calls through the local exchange networks of British Telecom. The British Government's Office of Telecommunications has instituted a policy of "indirect access" dialing for customers of resellers and other licensed operators in the U.K. to enable them to access their long distance carrier through the PSTN by dialing a four-digit access code.

Customers

     The Company serves commercial (including other resellers), residential and student customers in the U.S., Canada and the U.K. The following table shows, for the periods indicated, the number of U.S., Canadian and U.K. customers for each of the Company's three customer categories.


                                   As of December 31,

                               1992      1993      1994

Number of:
Commercial Customers:
     U.S.:                     5,637     5,841     6,872
     Canada:                  10,100    10,538    16,940
     U.K.:                      ---       ---        794
     Total:                   15,737    16,379    24,606

Residential Customers:
     U.S.:                    12,479    12,172    19,979
     Canada:                   2,427    23,266    53,103
     U.K.:                       ---      ---        517
     Total:                   14,906    35,438    73,599

Student Customers:
     U.S.:                    19,642    32,274    59,213
     Canada:                      33    11,809    33,492
     U.K.:                       ---     2,500     9,556
     Total:                   19,675    46,583   102,261
Grand Totals:                 50,318    98,400   200,466


     Although the Company serves commercial, residential and student customers in each of its three geographic markets, the Company's principal focus within these markets differs. The Company is not dependent upon any single customer or small group of customers in any of its markets, such that the loss of any one customer would have a materially adverse effect on the Company's operations taken as a whole.

     United States. ACC U.S. is currently authorized to originate long distance voice services in 36 states, and is seeking such authorization in 11 additional states. Originating calls currently can be terminated throughout the U.S., Puerto Rico, the U.S. Virgin Islands, Canada and approximately 250 other international destinations. The Company's focus in the U.S. is on the college and university sector and small and medium sized businesses. The Company deems medium sized businesses to be those with monthly long distance charges of between $500 and $5,000. To date, the Company's university program has focused primarily on colleges and universities which range in size of annual full time enrollment from 1,000 to 5,000 students. As of December 31, 1994, the Company had more than 59,000 college and university student customers, representing 62 colleges and universities, including Syracuse University, the State University of New York at Albany, Ithaca College, Bard College and Colgate University. The Company is employing the same strategy in targeting hospitals and other institutions as commercial accounts for its services. At year end 1994, the Company had over 9,000 commercial customers representing a variety of industries, including hospitals, healthcare institutions, governmental entities, and other resellers, for which it provided a variety of services ranging from basic discounted long distance service to enhanced services similar to those offered to its college and university customers. For the years ended December 31, 1992, 1993 and 1994, the Company derived approximately 48%, 43% and 43%, respectively, of its consolidated revenue from its U.S. customers.

     Canada. ACC Canada, with its headquarters in Etobicoke, Ontario, provides a broad range of voice and data telecommunications services to commercial, residential and student customers in the Provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. In 1993, the Company sold approximately 30% of this subsidiary to the public in a Canadian initial public offering.

     The Company's Canadian operations began in 1984 by providing single-end resale to commercial customers over dedicated lines to the U.S. ACC Canada currently originates long distance voice and data services in the major metropolitan centers of Montreal, Toronto and Vancouver, as well as throughout Alberta, British Columbia, Manitoba, Ontario and Quebec. Originating traffic can be terminated anywhere in the world. Through ACC Canada, the Company serves all customer segments of the Canadian telecommunications market, including several of Canada's largest banks and Financial Post 100 corporations, a significant number of small and medium sized commercial customers and a growing number of residential customers. ACC Canada also serves other resellers and rebillers that use the Company's network exclusively at wholesale rates. The Company has also successfully implemented its university program in Canada. As of year end 1994, the Company had a total of over 33,000 Canadian college and university student customers, representing 20 colleges and universities, including the University of Toronto, York University, the University of British Columbia and McGill University, as well as agreements with each of these institutions to offer service to their students and/or alumni associations. It has also targeted business and university customers that have significant volumes of calls to the U.K., given the trans-Atlantic link it leased in 1993 following the grant of ACC U.K.'s International Simple Resale License ("ISR License"). During the fiscal years ended December 31, 1992, 1993 and 1994, the Company derived approximately 52%, 57% and 54%, respectively, of its consolidated revenue from its Canadian customers.

     United Kingdom. In 1989, the Company began to plan an expanded international strategy. Existing customers were increasingly becoming involved in international operations, especially in the U.K. and Western Europe, which have close ties to the population centers of eastern Canada and the northeastern U.S. With deregulation of the telecommunications industry in the U.K. gaining momentum through pro-competitive government initiatives, London was a natural global "gateway" and became the Company's first point of expansion outside of North America. Regulatory, legal and competitive issues were examined and a business plan developed by 1991. During 1991, ACC U.K. applied for and in 1992 was granted the first ISR License ever awarded by the DTI. This license allows the Company to resell international long distance service on leased international circuits connected to the PSTN at both ends between the U.K. and Canada, Sweden, Australia and the U.S. at rates based on leased line costs rather than per-call costs and not subject to the artificially high rates set under the International Settlements Policies that otherwise would apply. This license also authorizes ACC U.K. to offer domestic resale within the U.K. After extended negotiations, the Company signed an agreement with British Telecom to interconnect its U.K. network of leased lines to British Telecom's network in February, 1994 and installed a switch in London in May, 1994 to serve both ACC U.K.'s domestic and international traffic.

     ACC U.K. commenced operations in January, 1993 and currently originates long distance voice service throughout the U.K. Originating calls currently can be terminated anywhere in the world. Through ACC U.K., the Company serves commercial, residential and student customers. Prior to the installation of the Company's London switching center in May, 1994, ACC U.K.'s primary focus had been on universities ranging in size of annual enrollment from 5,000 to 17,000 students. As of December 31, 1994, ACC U.K. had a total of approximately 9,500 U.K. college and university student customers, representing 18 colleges and universities, including Cambridge University, Oxford University and Imperial College of Science, Technology and Medicine. During 1994, ACC U.K. expanded its customer base to include commercial and residential customers, as well as other licensed telecommunications carriers and resellers, and now offers services on a mass market basis across the U.K. During the fiscal years ended December 31, 1993 and 1994, the Company derived approximately 0.2% and 3%, respectively, of its consolidated revenue from its U.K. customers.

Services

     The Company offers a variety of services to its commercial, residential and student customers in the U.S., Canada and the U.K. The following table shows, for the periods indicated, the number of billable voice long distance minutes generated by the Company's customers in the U.S., Canada and the U.K.


                                 Year Ended December 31,

                        1992               1993                 1994

United States       305,400,000         378,778,000         445,619,000
Canada              169,600,000         304,295,000         422,149,000
United Kingdom         -0-                   -0-             15,225,000
     Totals:        475,000,000         683,073,000         882,993,000



     University Program. The Company's university program offers a variety of telecommunication services to educational institutions ranging from long distance service for administration and faculty, to integrated on-campus services, including both local and long distance service, voice mail, intercom calling and operator services for students, administrators and faculty. The Company's sales, marketing and engineering professionals work directly with college and university administrators to design and implement integrated solutions for providing and managing telecommunications equipment and services to meet the current and prospective communications needs of their institutions. As part of its program, the Company often installs telecommunications equipment, which, depending upon the circumstances, may include a switch or private branch exchange, voice mail, cabling and, more frequently in the U.K., telephones. Payphone usage in the U.K., particularly at universities, is more prevalent than in the U.S. and Canada. To access this market directly, the Company has established a payphone division in the U.K., which supplies payphones to universities and other institutions that will automatically route calls over ACC U.K.'s network.

        For the year ended December 31, 1994, the Company had entered into a total of 100 contracts with colleges and universities in its three geographic regions, of which 75 were long-term agreements with terms ranging from three to eleven years in length. These contracts generally provide the Company with a right of first refusal to provide the institution with any desired additional telecommunications services or enhancements during the term of the contract. The Company's long distance rates for students generally are priced at a 10% discount from those charged by the dominant long distance carrier.
In addition, the Company's university contracts in Canada generally provide it with the exclusive right, and in the U.K. the opportunity, to market to the school's students and faculty, and in the U.K., administration. Most of the Company's contracts in Canada also provide for exclusive university support for marketing to alumni. These arrangements allow the Company to market its services to these groups through its affinity programs. (See "Sales and Marketing.")

     The Company offers all of its university customers in the U.S., Canada and the U.K. certain customized services. The Company offers its university customers a comprehensive billing package to assist them in reviewing and controlling their telecommunications costs. For its university student customers in the U. S. and Canada, the Company provides a billing format that indicates during each statement period the savings per call (in terms of the discount from the competing dominant telephone company's rates) realized during the billing period, and for all university customers including those in the U.K., provides a call detail report recording every long distance call.
In addition, for university student customers, the Company provides account codes for multiple users of the same telephone so that each student in a dormitory room can record which calls he or she has made.

     A majority of the Company's university customers in the U.S. are offered operator services, which are available 24 hours per day, seven days per week. The Company also offers its U.S. and Canadian university customers its "Travel Service Elite" domestic calling card, which allows the customer to place long distance calls at competitive rates from anywhere in the U.S. and Canada to anywhere in either country, and plans to begin offering this service to its U.K. university customers during the second quarter of 1995. In addition, the Company has developed a prepaid calling card for sale in the U.S., which allows customers to prepay for a predetermined number of "units" representing long distance minutes. The rate at which the units are used is determined by the destination of the calls made by the customer. The Company intends to market this service on university campuses beginning in 1995 in Canada and the U.K.

     Commercial Services. The Company offers its commercial customers in the U.S. and Canada an array of customized services and is in the process of developing a similar range of service offerings for commercial customers in the U.K.

     United States. In the U.S., the Company's services include "1+" inter-LATA long distance service, and private line service for which a customer is charged a fixed monthly rate for transmission capacity that is reserved for that customer's traffic. The Company's U.S. business services also include toll-free "800" services. In addition, the Company provides automatic dialing equipment for those customers in equal access areas who make a large number of intra-LATA calls to enable them to place such calls over the Company's network without having to dial an access code. In general, the Company's commercial services are priced below the rates charged by AT&T for similar services.

     Building on its experience in providing local telephone service to various university customers, the Company took advantage of recent regulatory developments in New York State and began offering local telephone service on a limited basis to commercial customers in the Syracuse, New York metropolitan area in the last half of 1994. The Company believes that it can strengthen its relationships with existing commercial and residential customers in New York State and attract new customers by offering them both local and long distance services, thereby providing a single source for comprehensive telecommunications services. Providing local telephone service will also enable the Company to serve new customers even if they are already under contract with a different interexchange carrier for long distance service. During the fourth quarter of 1994, the Company signed a letter of intent to merge its local exchange subsidiary with US ONE Communications Corp., in return for which the Company will receive 30% of the common stock of the merged entity. For more information concerning this transaction, see the discussion under "Management's Discussion and Analysis."

     Canada. In Canada, the Company offers its business customers both voice and data telecommunications services. The Company's long distance voice services are offered to its business customers in a nine-level discount structure marketed under the "Edge" name. Discounts are based on calling volume and call destination and typically result in savings ranging from 10% to 30% when compared to Stentor member rates. Calls to the U.S. are priced at a flat rate regardless of the destination and international calls are priced at a percentage discount to the rates charged by Teleglobe Canada Inc. ("Teleglobe Canada"), the sole authorized Canadian operator of facilities to provide Canada/overseas telecommunications services. The Company also offers 1-800 services within Canada, as well as to and from the U.S., and offers an ACC Travel Card providing up to 50% savings off Bell Canada's "Calling Card" rates. The Company's data services in Canada include facsimile and low and high speed data transmission services delivered over a separate data network, for which services customers are billed a flat monthly line charge. The Company's data network currently serves 32 centers across Canada, including four international border crossings to provide full service to and from the U.S. As a complement to these services, the Company also provides data network design services to its customers directly and in conjunction with third parties.

     United Kingdom. In the U.K., the Company presently offers its business customers voice telecommunications services. These services include indirect access to the PSTN (known as "ACCess 1601") and the use of direct access lines to the Company's network (known as "ACCess Direct") for higher-volume users. Because ACCess 1601 is a mass market service, the prices offered are built around a standard price list with volume discounts for high-volume users, while ACCess Direct is cost effective only for customers making at least 5,000 Pounds Sterling per month in calls.

     The Company's U.S. and Canadian commercial customers are offered the same customized services offered to all of the Company's university customers in those countries, such as comprehensive billing packages and the "Travel Service Elite" domestic calling cards. The Company's standard monthly statement includes a management summary report, a call detail report recording every long distance call and facsimile call, and a pricing breakdown by call destination. Optional calling pattern reports, which are available at no extra cost, include call summaries by account code, area or city code, LATA (for U.S. bound calls), international destination, and time-of-day. This information is available to customers in the form of hard copy, magnetic tape or disk.

     Residential Services. The Company offers its residential customers in the U.S. and Canada various long distance service plans and is currently developing similar plans for its residential customers in the U.K. In the U.S., the Company's "Save Plus" program provides customers with competitively priced long distance service. In addition, U.S. customers are provided with a "Phone Home" long distance service through which, by dialing an 800 number plus an access code, callers can call home at competitive rates. In general, the Company's residential services are priced below AT&T's Direct Distance Dialing rates for similar services. In Canada, the Company offers three different residential service plans. The basic offering is a discount plan available for a minimum monthly usage of $10.00 (Can.), with call pricing discounted by 15% to 35% off the Stentor companies' discounted rates depending on the time of day and day of the week. The Company also offers its "Dusk till Dawn 90" and "Dusk till Dawn 360" programs, which provide 90 and 360 minutes, respectively, of monthly calling to Ontario, Quebec and the continental U.S. at flat monthly rates. In the metro Toronto area, the Company offers "Extended Metro Toronto" calling, which provides flat rate calling within areas adjacent to Toronto that are long distance from each other. Customized billing services similar to those offered to the Company's university customers are offered to the Company's U.S. and Canadian residential customers. In the U.K., all residential customers use the Company's ACCess 1601 service, which provides significant savings of as much as 30% off the standard rates charges for residential service by British Telecom or Mercury.

     International Services. The Company is currently developing and implementing international products and services to market to both its existing customer base and to potential customers in the U.S., Canada and the U.K. The Company believes it can compete effectively for international traffic due to the ISR Licenses it has obtained for traffic between each of these countries which allow it to price its services at cost-based rates that are lower than the international settlement rates that would otherwise apply to such traffic. The Company has leased or acquired fixed cost facilities between these countries and is developing products and services for customers with high volumes of traffic between and among these countries.

     Customer and Technical Support. The Company maintains a customer service and network operations center in Rochester, New York and customer service capabilities at both its Canadian and U.K. headquarters. The Company's customer service capabilities include instant access to billing information, immediate credits and, in the U.S. and Canada, an automatic call dispatch system that allows managers to monitor response times and reallocate resources to minimize customer waiting time. The Company's network operations center in Rochester monitors its entire North American network, including switching centers, on-site university switches and transmission equipment and microwave sites, enabling the Company to immediately identify and resolve problems in the Company's network.

Sales and Marketing

     The Company markets its services in the U.S., Canada and the U.K.
through a variety of channels, including direct and independent sales agents, telemarketers and specialized marketing programs. The Company has a total of approximately 85 direct sales personnel and 132 independent sales agents serving its U.S., Canadian and U.K. markets. The Company maintains a number of sales offices in the Northeastern U.S., in Canada, and in London, Manchester and Cambridge, England. In addition, in each country, the Company has representatives located either on campus or in close proximity to each college or university customer to assist in customer enrollment, dissemination of marketing information, complaint resolution and, in some cases, collection of customer payments.

     United States. The Company markets its services in the U.S. through direct and independent sales agents, as well as through attendance at significant trade association meetings and industry conferences of target customer groups. During 1994, the Company increased the size of its direct sales force to focus on marketing the Company's services to small and medium sized business customers in the Northeast.

     Canada. The Company markets its long distance services in Canada through direct sales personnel, sales agents and telemarketers. The Company focuses its direct selling efforts on large business customers, while the telemarketing effort is focused primarily on residential customers. The Company uses primary sales agents to target small to medium sized business and residential markets throughout Canada. These agents employ over 200 sales representatives to market the Company's services under contracts that generally provide for the payment of commissions based on the revenue generated from new customers obtained by the representative. The use of a primary agent network allows the Company to expand into larger markets without incurring the significant costs associated with a direct sales force. The Company also markets its services, on a limited basis, to other resellers and rebillers.

     In addition to marketing its residential services in Canada through primary sales agents and telemarketers, the Company has developed several affinity programs designed to attract residential customers within specific target groups, such as clubs, alumni groups and buying groups. The use of affinity programs allows the Company to target groups with a nationwide presence without engaging in costly nationwide advertising campaigns. ACC Canada has established affinity programs with such groups as the Home Service Club of Canada, Hudson's Bay Company, the University of Toronto and the University of British Columbia.

     United Kingdom. Until mid-1994, the Company's marketing efforts in the U.K. focused primarily on its university customers. Since the May, 1994, installation of its switching center in London, the Company has been marketing its services to commercial and residential customers, as well as other licensed telecommunications carriers and resellers, through a multichannel distribution plan including direct sales, independent agents and telemarketers.

     The Company utilizes its direct sales force in the U.K. to target medium and large business customers which typically have enough volume to warrant a direct access line to the Company's switch, thereby bypassing the PSTN. The Company markets its services to small and medium size businesses through a national network of approximately 40 premier dealerships that employ a total of over 200 sales representatives. Telemarketers also are used to market services to small business customers and residential customers and also generate leads for the other distribution channels.

     The Company's marketing strategy in the U.K. also has included targeting other licensed telecommunications carriers and resellers as potential wholesale customers. ACC U.K. has established an internal marketing group that is focused on selling this wholesale service to other licensed telecommunications carriers and resellers both in the U.K. and in other European countries.

Transmission Facilities

     In the U.S., Canada and the U.K., the Company utilizes a network of lines leased under volume-discount long-term contracts with facilities-based carriers, much of which is fiber optic cable. To maximize efficient utilization, the Company's network in each country is configured with two-way transmission capability that combines over the same network the delivery of both incoming and outgoing calls to and from the Company's switching centers. The selection of any particular circuit for the transmission of a call is controlled by least-cost-routing computer software, located in the switches, that is designed to ensure the most efficient use of the Company's network.

     In the U.S. and Canada, the Company's network is configured in a redundant, "ring-topology" system architecture. This configuration offers callers a dual path between the cities in the Company's service areas, which helps ensure greater system reliability as well as a cost-effective alterna-tive to calls being routed over the more expensive fallback networks, such as the AT&T or Bell Canada Direct Distance Dialing network, as the case may be. Additionally, the Company has deployed Signalling System #7" ("SS #7") technology throughout its North American network and during 1994 linked its North American network with its U.K. switching center utilizing this technology. SS #7, the most advanced call processing technology available, provides for improved call quality and faster call routing and set-up times. SS #7 also maximizes network efficiencies by providing for "look ahead" call routing, which automatically identifies and selects the lowest cost transmission path available for a call.

     United States. In the U.S., the Company has two switching centers in Rochester and Syracuse, New York, plus approximately 20 additional points of presence providing an interface with the PSTN to service its customer calling areas, each of which is linked to one of its switches through its network. The Company's U.S. customers can originate calls to all points in the United States, Puerto Rico, the U.S. Virgin Islands, Canada and approximately 250 other international destinations.

     Canada. In Canada, the Company's digital switching centers are located in Toronto, Montreal and Vancouver, together with eight points of presence providing an interface with the PSTN in Canada. In Canada, as in the U.S., the Company uses circuits leased from the major facilities-based carriers to link its points of presence to its switching centers. This network is also linked with the Company's switches in the U.S. and the U.K. Originating traffic can be terminated anywhere in the world. ACC Canada also has a direct trans-Atlantic link with ACC U.K. that it leased in 1993 following the grant to ACC U.K. of its ISR License to send traffic to the U.K. at rates below those charged by Teleglobe Canada.

     As the result of ACC Canada's implementation of "equal ease of access" throughout much of its Canadian network in mid-1994, most of the Company's Canadian customers who do not use direct access lines now can access the Company's Canadian network by dialing "1+". Previously, those customers were required to access the Company's Canadian network by dial-up access using either auto dialing equipment or access code dialing.

     United Kingdom. In the U.K., the Company currently has one digital switching center in London, and plans to add a second switching facility in Manchester during 1995. ACC U.K. has a total of three main points of presence providing interfaces with the PSTN in the U.K., which are linked to its London switching center through circuits leased from the major facilities-based carriers. This network is also linked with the Company's switches in the U.S. and Canada. Originating traffic can be terminated almost anywhere in the world. Customers can access the Company's U.K. network through direct access lines or by dial-up access using either auto dialing equipment or indirect access dialing.

     Network costs are the single largest expense incurred by the Company.
The Company strives constantly to control its network costs and its dependence on other carriers by leasing transmission circuits on an economical basis. The Company also has negotiated long-term leases of private line circuits with carriers that operate fiber optic transmission systems at rates independent of usage, particularly on routes over which it carries high volumes of calls. The Company attempts to maximize the efficient utilization of its network in all
three countries.   While its commercial and university customers tend to use
its services most frequently on weekdays during normal business hours, its residential and student customers use these services most often at night and on weekends.

Competition

     United States. In the U.S., the Company's long distance service origination areas presently include all or portions of 36 states, with applications to provide such services pending in eleven additional states as of March, 1995. In the U.S., the Company competes for customers, transmission facilities and capital resources with numerous long distance telecommunications carriers and/or resellers, some of which are substantially larger, have substantially greater financial, technical and marketing resources, and own or lease larger transmission systems than the Company.
AT&T is the dominant supplier of long distance services in the U.S. inter-LATA market. The Company also competes within its U.S. call origination areas with other national long distance telephone carriers, such as MCI Telecommunications Corporation ("MCI"), Sprint Corp. ("Sprint"), and regional companies which resell transmission services. In the intra-LATA market, the Company also competes with the local exchange carriers servicing those areas, principally New York Telephone Company ("New York Telephone") and Frontier Corp. (formerly known as Rochester Telephone Corporation). In its local service areas in New York State, the Company presently competes or in the future will compete with New York Telephone, Frontier Corp., GTE Corp. and Alltel Corp., the major local exchange carriers in its upstate New York service areas. The Company believes that the principal competitive factors affecting its market share in the U.S. are pricing, customer service, variety of services and cost of leased network facilities. By offering high quality telecommunications services at competitive prices and by offering a portfolio of value-added services including customized billing packages, call management and call reporting services, all of which are complemented by a high level of customer service and support, the Company believes that it competes effectively with all other long distance telephone carriers, resellers and local exchange carriers in its service areas. The Company's ability to continue to compete effectively will depend on its continued ability to maintain high quality, market-driven services at prices generally below those charged by its competitors. In addition to these factors, its ability to compete in its provision of local telephone service in New York State depends in part upon the successful resolution of several issues discussed under below under "Regulation."

     In the U.S. university market, the Company generally targets small to medium size schools with full time enrollments in the range of 1,000 to 5,000 students. The Company believes that competition in the university market is based on the marketing of unique programs and customizing of telecommunications services to the needs of the particular institution. The Company believes that it is successful in developing long-term relationships with universities in particular due to its flexibility vis-a-vis the competition.

     Canada. The Company competes with facilities-based carriers, other resellers and rebillers. The Company's principal facilities-based competitors are Bell Canada, the dominant supplier of long distance services in Ontario and Quebec, BC TEL, the dominant supplier of long distance services in British Columbia, and Unitel Communications Inc. ("Unitel"), which provides certain facilities-based and long distance services to business and residential customers. The principal resellers that the Company competes against include Sprint Canada Inc., Smart Talk Network, CamNet, Inc. and fONOROLA Inc.

     The Company successfully competes with facilities-based and non-facilities-based carriers by offering basic telecommunications voice and data services of comparable quality at competitive prices and by offering a portfolio of value-added services, including enhanced and customized billing packages, call management and call reporting services, all of which are complemented by a high level of customer service and support. Because the Company is able to lease transmission capacity at discounted rates available only to the highest-volume users, it is able to resell its services at prices that generally are below the rates charged by Bell Canada or other Stentor members to most long distance users. The Company's Canadian services are competitive, in terms of price and quality, with the service offerings of other non-facilities-based carriers primarily because of its technologically advanced network-related hardware and software systems and the network configuration and traffic management expertise that it has brought to bear in Canada, which it developed through its years of experience in the highly competitive U.S. marketplace.

     In the Canadian university market the Company has been able to establish long-term contracts with several of the largest universities in Canada. The Company believes that while its marketing approach in Canada is similar to that in the U.S. it is able to access larger institutions because of its nationwide presence.

     The Company believes that it generally has a competitive advantage over other Canadian resellers through the synergies provided by its operations in the U.S. and the U.K. In particular, the trans-Atlantic link that it established in June, 1993 between the U.K. and Canada allows ACC Canada to sell traffic to the U.K. with a significantly lower cost structure than most other resellers.

     United Kingdom. In the U.K., the Company competes with facilities-based carriers and other resellers. The Company's principal competitors in the U.K. are British Telecom, the dominant supplier of telecommunications services in the U.K., and Mercury. The Company also faces competition from emerging licensed public telephone operators (who are constructing their own facilities-based networks) such as Energis, and from other resellers including Worldcom, Esprit and Sprint. The Company believes it will successfully compete with these facilities-based and non-facilities-based carriers by offering basic telecommunications voice and data services of comparable quality at competitive prices and by offering value-added services, including enhanced and customized billing packages, call management and call reporting services, all of which are complemented by a high level of customer service and support. The Company believes that its newly developed billing system provides billing information that is superior to the information that U.K. consumers are accustomed to and that this will provide a competitive advantage for the Company. The Company believes its services are and will be competitive, in terms of price and quality, with the service offerings of its U.K. competitors primarily because of its technologically advanced network-related hardware and software systems and the network configuration and traffic management expertise that it is employing in the U.K., which it developed through its years of experience in the highly competitive U.S. and Canadian markets.

     In the U.K. university market the Company has been able to establish long-term contracts with several of the largest universities in the U.K. The Company believes that while its marketing approach in the U.K. is similar to that in the U.S., it is able to access larger institutions because of its nationwide presence and because the facilities-based competition has not focused on this market.

Regulation

United States

     Various aspects of the terms and conditions under which the Company's U.S. operating subsidiaries provide telecommunications services are subject to governmental regulation.

     Federal

     Certification and Tariffs. The FCC does not currently require certification of "nondominant" resale common carriers, such as the Company's ACC Long Distance Corp. subsidiary, in connection with their domestic services. The FCC does have jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations as a common carrier, such as its obligation to charge rates on a nondiscriminatory, just and reasonable basis. However, the FCC's historical policy of "forbear-ance," under which the Company's subsidiaries had elected not to file interstate tariffs for their domestic non-operator assisted services, was declared unlawful in December, 1992, by the U.S. Court of Appeals for the District of Columbia Circuit in a decision that has been upheld by the U.S. Supreme Court. Based on the Court of Appeals' decision, AT&T challenged FCC tariff filings of certain nondominant facilities-based carriers such as MCI and Sprint and has sought damages for certain periods in which certain carriers did not file tariffs similar to those required of AT&T. These chal-lenges have related to large customers' long-term custom service agreements, and at this time, the Company does not believe that AT&T will similarly chal-lenge the tariff rule compliance by resellers such as the Company's subsidiaries.

     Subsequently, in August, 1993, the FCC adopted rules requiring nondominant carriers such as the Company to file range-of-rate tariffs for their interstate services. These tariffs require carriers to identify minimum and maximum rates that will be charged for service, with the carrier able to charge any rate within that minimum-maximum band for that service. These tariff rules impose minimal burdens on the Company and do not require the filing of cost support data. The Company's subsidiaries have filed tariffs covering their domestic interstate long distance services. The Company believes that these tariffs serve potential customers as informational price lists. However, in January, 1995, the U.S. Court of Appeals for the District of Columbia issued an order overturning the FCC rules authorizing range-of-rate tariffs for nondominant carriers. The court concluded that the Communications Act of 1934 requires that all interstate rates charges by a common carrier must be included in a tariff filed at the FCC. This subjects the Company to tariffing rules similar to those which apply in the majority of states and restricts, to a certain degree, the pricing flexibility for interstate services currently enjoyed by smaller nondominant interexchange carriers such as the Company. The Court of Appeals' decisions discussed above have been subject to legislative scrutiny. Return to the FCC's forbearance policies, which the FCC previously determined to be in the public interest, could be effected by legislative changes to the Communications Act.

     In contrast to these recent developments affecting domestic long distance service, the Company's U.S. subsidiaries have long been subject to certification and tariff filing requirements for all international resale operations. These tariffs are largely for informational purposes. The Company's subsidiaries' international rates are not subject to either rate-of-return or price cap regulation. The Company must seek separate certification authority from the FCC to provide private line service or to resell private line services between the U.S. and any foreign country. The Company's ACC Global Corp. subsidiary has received authority from the FCC to resell private lines on a switched service basis between the U.S. and Canada, and was the first entity to seek such authority between the U.S. and the United Kingdom, which it received in September, 1994.

     Regulation of AT&T. The FCC regulates to some degree many of the rates and services of AT&T and the local exchange carriers. This increasingly streamlined regulation may affect the Company because its subsidiaries compete with AT&T and lease local access transmission facilities from the local exchange carriers. The FCC currently requires facilities-based carriers such as AT&T to permit the resale of their services by others. The FCC's "price cap" regulation of AT&T (discussed below) grants considerable flexibility to AT&T in pricing its services. The extension of these regulations to the seven regional BOC holding companies and other local exchange carriers grants them such flexibility as well. This could result in decreases in and increased pricing flexibility with respect to the rates charged to end user customers by AT&T and other competitors for their services, and could result in increased prices for services the Company purchases from AT&T and local exchange carriers to access the public switched telephone network. However, to date, the Company has not found rate changes attributable to the price cap regulation of AT&T and the local exchange carriers to have substantially adversely affected its business.

     In 1988, the FCC approved its "price cap" proposal to regulate the rates AT&T may charge for its services. Essentially, this regulation places a cap on the prices AT&T may charge for various services, in contrast with the prior scheme under which AT&T's rates of return were regulated. Because this scheme caps the prices AT&T charges, in theory AT&T will be able to increase its profits through lowering its costs of doing business. However, since this regulation also grants AT&T extensive flexibility in pricing its various services, AT&T may use this flexibility to enhance its competitive position. In January, 1995, the FCC amended its price cap rules to remove AT&T's commercial long distance services from price cap regulation and to grant them "streamlined" regulatory status. As a result of this decision, AT&T may change the rates for its commercial services on 14 days' notice and without cost support data, and is relieved of several reporting requirements. AT&T's analog private line and 800 services remain subject to price cap regulation, however. AT&T is therefore more restricted in its ability to change rates for these two categories of service. In February, 1995, the FCC affirmed its order that approved customer-specific contracting authority and other forms of pricing flexibility for AT&T as well as other interexchange carriers. AT&T is also authorized by the FCC to enter into special pricing arrangements with large commercial customers, pursuant to which highly competitive rate plans are offered. AT&T claims that these special arrangements are necessary to respond to offers made by its competitors. These tariffs have on occasion been rejected if their rates were not deemed to have been made generally available to similarly situated customers. AT&T has, however, generally met the FCC's objections to these tariffs and may be expected to continue to offer increasingly competitive special rate plans designed to attract large customers. The FCC approval of AT&T's Tariff 12 offerings was challenged by a competitor in the U.S. Court of Appeals for the District of Columbia Circuit, and in October, 1990, that Court set aside the FCC's Order and remanded the matter to the FCC for further consideration. During 1991, the FCC generally reaffirmed AT&T's authority to enter into individual contract pricing under Tariff 12 in an Order that was upheld on appeal. In a related 1991 proceeding, the FCC adopted a policy allowing all interexchange carriers to offer certain common carrier services on a contract basis; AT&T has filed well over 1,000 "contract tariffs," and MCI has been active in this area as well. This streamlined regulation of interexchange carrier tariffs was affirmed by the FCC in February, 1995. In 1991, the FCC further streamlined the tariff process applicable to AT&T's competitive business service offerings under Tariff Nos. 11, 12, 15 and 16, including exempting services offered under these Tariffs from price cap regulation. Since 1989, AT&T has also offered special pricing arrangements to governmental agencies under its FCC Tariff 16, which enables it to be highly competitive in that marketplace.

     During 1990, the FCC also adopted price cap regulations to govern the prices which the BOCs and other local exchange carriers, such as Frontier Corp., will be able to charge for their interstate access services.

     Access Charges. In order to provide their services, interexchange carriers such as the Company must purchase "access" from local exchange carriers to originate calls from and terminate calls on the local exchange telephone networks. In its U.S. service areas, access charges presently represent a significant portion of the Company's network costs. Access charges generally are regulated by the FCC and the relevant state public service commissions ("PSCs"). Under the terms of the AT&T Divestiture Decree, the BOCs were required to price the "local transport" portion of such access charges (i.e., the portion of a switched long distance call transmitted between the switch of a local exchange carrier and the point of presence of the interexchange carrier) on an "equal price per unit of traffic" basis. In December, 1993, the local exchange carriers filed tariffs pursuant to the FCC's new interim rules governing local transport access charges that will remain in place for two years while the FCC considers permanent rules regarding new rate structures for transport pricing and switched access competition. Under the access charge rate structures adopted by the FCC, projected access charges for AT&T, and possibly other larger interexchange carriers, would decrease, while access charges for smaller interexchange carriers would increase. While the outcome of these proceedings is uncertain, should the FCC adopt permanent access charge rules along the lines of the interim structures it has allowed to take effect, it could place the smaller interexchange carriers, such as the Company, at a cost disadvantage, thereby affecting their ability to compete with AT&T and larger interexchange carrier competitors.

     The FCC has also approved "colocation" of "competitive access providers" in or near the central office switching areas of the local exchange carriers to enable such competitive access providers to provide transport service between a local exchange carrier's central office switch and an interexchange carrier's point of presence or end user location. Colocation increases competitive options available to interexchange carriers, which will no longer be required to rely solely on a local exchange carrier's access transport services. However, the FCC also has authorized the local exchange carriers to engage in zone density and flexible pricing for both switched and dedicated transport services, a situation that could result in AT&T and larger interexchange carrier competitors obtaining more favorable rates for access transport than may be available to the Company. While this FCC decision has been appealed to the U.S. Court of Appeals for the District of Columbia Circuit, the Company cannot at this time predict the outcome of such appeal. In addition to its status as an access customer, the Company is now an access provider in connection with its provision of local telephone service in upstate New York. However, at present the Company's provision of local telephone service in New York State is not subject to all of the Federal access rules and rate structure prescriptions applicable to the BOCs and independent local exchange carriers.

     Potential Increased Competition. Pursuant to the terms of the AT&T Divestiture Decree, the BOCs are prohibited from providing inter-LATA long distance service. The BOCs have sought, unsuccessfully to date, to have this restriction on their business activities removed. However, they continue to pursue this goal in a variety of ways. Legislation has been introduced in the U.S. Congress that would repeal this prohibition in stages. Also, NYNEX Corp. has petitioned for a waiver of the inter-LATA prohibition from the U.S. Department of Justice based on the level of telecommunications competition either currently existing or which is expected to exist in the near future.
If the BOCs ultimately are permitted to provide inter-LATA long distance services, the Company would face significant additional competition, most probably from NYNEX Corp., the regional BOC in the Company's northeastern U.S. service area. Additionally, the FCC has in recent years relaxed its regulatory requirements applicable to foreign-controlled interexchange carriers, such that these companies will have greater flexibility to compete on international routes.

     State

     General. The Company's intrastate long distance operations are subject to various state laws and regulations including, in most jurisdictions, certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from the PSCs in the states in which it offers intrastate long distance services. Most PSCs also require carriers to file tariffs that set forth their rates and conditions of service. Virtually all states today allow some form of intrastate telecommunications competition. However, some states restrict or condition the offering of intrastate/intra-LATA long distance services by the Company and other interexchange carriers. In those states that do permit interexchange carriers to offer intrastate services, customers desiring to access those services are generally required to dial special access codes, which puts the Company at a disadvantage vis-a-vis local exchange carrier intrastate long distance service, which generally requires no such access code dialing. Increasingly, states are reexamining this policy and some states, such as New York, have ordered that this disadvantage be removed. Implementation, however, will require several years. Historically, the Company has not experienced significant problems in its dealings with state regulatory authorities.

     PSCs also regulate access charges and other pricing for telecommunications services within each state. The BOCs and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility. This could adversely affect the Company in several ways. First, the regulated prices for intrastate access charges that the Company must pay could increase both relative to the charges paid by the largest interexchange carriers, such as AT&T, and in absolute terms as well. Additionally, the Company could face increased price competition from the BOCs and other local exchange carriers for intra-LATA long distance services.

     A number of the Company's subsidiaries are certified by PSCs to provide intrastate long distance services and have filed appropriate rate tariffs for intrastate traffic. Rates charged by the Company may generally be changed as competitive conditions warrant, after filing an amended rate schedule with the relevant state's PSC. The Company has received the necessary certificate and tariff approvals to provide intrastate long distance service in 36 states and has pending applications to offer such services in eleven more. In addition to the long distance services discussed above, the Company has obtained approval to provide competitive local telephone service in New York State. Developments in New York State are discussed below.

     New York State. Beginning in 1992, the New York Public Service Commission ("NYPSC") commenced several proceedings that are still underway to investigate the manner in which local exchange carriers should be regulated. As a result of these proceedings, the local exchange carriers could have additional freedom to reduce the rates they charge for services that compete with those offered by the Company, such as intra-LATA toll service, while at the same time be able to increase the prices for services they provide to the Company, such as intrastate access charges. In July, 1994, New York Telephone and the NYPSC staff reached a settlement to a pending proceeding to investigate an incentive regulatory program for New York Telephone. This settlement, if approved by the NYPSC, would provide for substantial deregulation and regulatory flexibility for New York Telephone over the next five to seven years. Basic residential and business service rates would be frozen at their current levels, and New York Telephone would be required to reduce its intrastate rates by from $375 million to $425 million over the term of this plan. In return, New York Telephone would be granted considerable pricing flexibility with respect to its competitive services, the services purchased by the Company (such as carrier access and interconnections) and all new services, with minimal NYPSC review of rates. New York Telephone would be freed from any limitation on earnings and profits under this plan and would be authorized to provide any service under individual contract arrangements with customers. Approval of this settlement is pending before the NYPSC. If approved, New York Telephone would be granted extensive freedom from regulation and greatly enhanced pricing flexibility, which could enhance its competitive position. By gaining the freedom to modify and manipulate both its wholesale prices charged to competitors and its retail prices charges to customers, New York Telephone could potentially be able to subject its competitors to price squeezes in both the local and intrastate long distance markets.

     In a manner similar to the FCC, the NYPSC has adopted revised rules governing the manner in which intrastate local transport elements of access charges are to be priced. These revisions accompanied its decision ordering local exchange carriers to permit "colocation" for intrastate special access and switched access transport services. In general, where competitive access providers have established interconnections at the switches of individual local exchange carriers, the local exchange carriers will be given expanded authority to enter into individually negotiated contracts with interexchange carriers for transport service. At the same time, the transport charges to other interexchange carriers located at the same switching facilities generally will be lowered. If insufficient competition is present at that switching facility, the pre-existing intrastate "equal price per unit of traffic" rule will remain in effect. While the presence of switch interconnections may actually lower the price the Company may pay for local transport services, the ability of carriers such as AT&T that handle large traffic volumes to negotiate flat rate direct trunking charges may result in the Company paying more per unit of traffic than its competitors for local transport service.

     In early 1993, Rochester Telephone Corporation (now known as Frontier Corp.) submitted a proposal to the NYPSC to realign its corporate structure into an unregulated holding company, a regulated monopoly corporation and a deregulated competitive corporation. The regulated entity would serve as both a wholesale provider of service to all competitors on an equal basis and a retail provider of local exchange service to end users. This proposal was approved by the NYPSC in 1994 and was effective January 1, 1995. At this time, it is not possible to determine the full impact that this reorganization will have on the Company, if any.

     In early 1994, in response to a directive from the NYPSC, New York Telephone decreased its rates for intra-LATA long distance calls and for its downstate regional calling plan calls, and increased its time of day discounts on intrastate access charges. Increases in time of day discounts on access charges disproportionately favor carriers such as AT&T that have larger traffic volumes in the evening and nighttime calling periods than does the Company. Further decreases in intra-LATA toll rates and intrastate access
charges are being considered by the NYPSC.   It is not possible at this time
for the Company to predict the outcome of these proceedings or the impact it may have on the Company's competitive position.

     In 1994, in a separate proceeding, the NYPSC ordered New York Telephone to implement statewide intra-LATA presubscription by the end of 1995. This process would eliminate the need for the Company's customers to dial extra digits in order to make intra-LATA long distance calls, and could enhance the Company's competitive position in the intra-LATA long distance market. However, one of the provisions of the New York Telephone rate incentive settlement now pending before the NYPSC (discussed above) is a deferral of intra-LATA presubscription until at least the third quarter of 1996, which would further delay the Company's ability to increase its share of this market.

     Local Telephone Service in New York State. The NYPSC has determined that it will allow competition in the provision of local telephone service in New York State, including "alternate access," private line services and local switched services. The Company applied to the NYPSC for authority to provide such services, and received certifications in early 1994 to offer these services in the Albany, Binghamton, Buffalo, Rochester and Syracuse areas.

     The Company's ability to profitably offer competing local services will depend on a number of factors. For the Company to compete effectively against New York Telephone, Frontier Corp. and other local exchange carriers in the Company's upstate New York service areas, it must be able to interconnect its network with those local exchange carriers in the markets in which it plans to offer local services, obtain direct telephone number assignments and, in most cases, negotiate with those local exchange carriers for certain services such as call termination, leased lines, directory assistance and operator services on commercially acceptable terms. In December, 1993, the NYPSC issued an order assuring local telephone service competitors access to number resources and the right to reciprocal intercarrier compensation arrangements with the local exchange carriers. The Company has obtained number assignments in the Syracuse area and plans to request number assignments in each of its other upstate New York markets.

     In June, 1994, the Company agreed to an interim reciprocal compensation arrangement with New York Telephone. The parties have not yet concluded negotiations for the leasing of residential links, necessitating the Company to request a brief postponement of its offer to provide residential and lifeline services. In granting the postponement, however, the NYPSC ruled that since the Company would not immediately be providing residential dial tone services, the reciprocal compensation arrangement negotiated with New York Telephone would have to be modified. As a result, the Company is not allowed to charge an equivalent terminating access rate as that imposed by New York Telephone for terminating traffic on its network. Because this places the Company at a competitive disadvantage vis-a-vis New York Telephone, the Company filed for reconsideration of this order, which motion the NYPSC has denied. The NYPSC's general position is that it will not permit the Company to receive equivalent terminating access payments from New York Telephone until such time as the Company actually provides local residential telephone service.

     In February, 1994, the NYPSC instituted a new proceeding (generally referred to as the "Competition II" docket) to review the extent of competition in the local telephone service marketplace and to determine the respective rights, obligations and responsibilities of new local service providers and local exchange carriers. The order instituting this proceeding also established interim rules designed to govern the provision of competitive local telephone services during the pendency of the proceeding. Under those rules, competitive providers of local telephone service are entitled to comparable access to and inclusion in local telephone routing guides, and access to the customer information of other carriers necessary for billing or other services.

     The NYPSC has adopted interim rules that would subject competitive providers of local telephone service to a number of rules, service standards, and requirements not previously applicable to "nondominant" competitors such as the Company. These rules include requirements involving "open network architecture," provision of reasonable interconnection to competitors, and compliance with the NYPSC's service quality standards and consumer protection requirements. As part of its "open network architecture" obligations, the Company could be required to allow collocation with its facilities upon receipt of a bona fide request by an interexchange carrier or other carrier. Compliance with these rules in connection with the Company's provision of local telephone service may impose new and significant operating and administrative burdens on the Company. This proceeding will also determine the responsibilities of new local service providers with respect to universal service, lifeline service and other forms of subsidy inherent in existing local exchange carrier rates.

     In February, 1995, the NYPSC endorsed these interim rules and suggested a framework for permanently resolving the interconnection and compensation issues being addressed in the Competition II proceeding. The extent to which the Company will be successful in constructing and operating competing local service networks for both local private line and switched services cannot be determined at this time, but will depend upon successful implementation of the structural market reforms discussed above, favorable determinations with respect to its universal service, lifeline and subsidy obligations by the NYPSC, and the satisfactory conclusion to negotiations with the local exchange carriers for interconnection and other services. (Reference is made to the discussion under "Management's Discussion and Analysis" with respect to the Company's plans to merge its local service operations with US ONE Communications Corp.)

Canada

     General. In general, long distance telecommunications services in Canada are subject to regulation by the CRTC. As the result of significant regulatory changes during the past several years, the historical monopolies for long distance service granted to regional telephone companies in Canada have been terminated in nine provinces. This has resulted in a significant increase in competition in the Canadian long distance telecommunications industry.

     CRTC Decisions. In March, 1990, the CRTC issued Decision 90-3 that for the first time permitted non-facilities-based carriers, such as ACC Canada, to aggregate the traffic of any number of customers on the same leased interexchange circuits in order to provide discounted long distance voice services in the Provinces of Ontario, Quebec and British Columbia. In September, 1990, the CRTC also authorized carriers in addition to members of the Stentor consortium to interconnect their transmission facilities with the Message Toll Service ("MTS") facilities of Teleglobe Canada allowing resell-ers, such as ACC Canada, to resell international long distance MTS service. Previous to this decision, Bell Canada and other members of Stentor were the exclusive long distance carriers interconnected to Teleglobe Canada's MTS facilities.

     In June, 1992, the CRTC released its Decision 92-12. This Decision resulted from an application by Unitel and a joint application by two other parties to the CRTC for permission to connect their telecommunications networks with the networks of certain Stentor member companies for the purpose of providing public long distance voice services. This Decision effectively removed the monopoly rights of those Stentor member companies that were parties to this proceeding with respect to the provision of facilities-based long distance voice services in the territories in which they operate and opened the provision of these services to substantial competition in all Provinces of Canada other than Alberta, Saskatchewan and Manitoba. Among other things, the CRTC also directed the telephone companies that were subject to this Decision to provide Unitel with "equal ease of access" -- i.e., to allow Unitel to directly connect its network to the telephone companies' toll and end office switches to allow Unitel's customers to make long distance calls without dialing extra digits. In July, 1993, in its Decision 93-8, the CRTC ordered the telephone companies subject to Decision 92-12 to provide resellers with equal ease of access upon payment of contribution, network modification and ongoing access charges on the same general basis as for facilities-based carriers.

     In return for the rights granted in Decision 92-12, that Decision also requires telephone company competitors to assume certain financial obliga-tions, including the payment of "contribution charges" designed to ensure that each long distance carrier bears a fair proportion of the subsidy that long distance services have traditionally contributed to the provision of local telephone service. As a result, contribution charges payable by resellers were increased. These charges are levied on resellers as a monthly charge on leased access lines. The charges vary for each telephone company based on that company's estimated loss on local services. Those resellers whose access lines were connected only to end offices on a non-equal access basis initially paid contribution charges of 65% of the equal access contribution rates, rising over a five-year period to an 85% rate thereafter. For domestic equal access connections, Decision 93-8 requires resellers to pay full equal access contribution rates. Decision 92-12 also established a mechanism under which contribution rates will be re-examined on a yearly basis. In 1993, the CRTC reduced the contribution charges for the year beginning April 1, 1993, for all of the major telephone companies in Canada.

     Facilities-based competitors and resellers that obtain equal ease of access will also assume approximately 30% of the estimated $240,000,000 (Can.) cost required to modify the telephone companies' networks to accommodate interconnection with competitors, as well as a portion of the ongoing costs of the telephone companies to provide such interconnection. Initial modification charges will be spread over a period of ten years. These charges and costs will be payable on the basis of a specified charge per minute. The CRTC also ruled that facilities-based competitors must adhere to the policy of route averaging for basic and volume discount long distance services--i.e., charging similar rates for calls of similar distance and duration. Non-facilities-based carriers, such as ACC Canada, will not be required to adhere to this policy, however.

     In September, 1993, The Public Utilities Board of Manitoba released its Report to the Lieutenant Governor in Council recommending the approval of facilities-based competition, resale and sharing in the Province of Manitoba on the same general terms as contained in Decision 92-12. This Report was accepted by the Manitoba Government, and a subsidiary of ACC Canada has subsequently entered into an interconnection agreement with the Manitoba Telephone System, the major provincial telephone company in Manitoba.

     In Decision 93-17, released in October, 1993, the CRTC approved facilities-based competition, resale and sharing, and trunk-side access for resellers in the Province of Alberta on the same general terms as contained in Decisions 92-12 and 93-8. In Telecom Public Notice CRTC 94-51, released in October 1994, the CRTC initiated a proceeding to develop an alternative method for collecting contribution charges from facilities-based carriers and resellers operating in Alberta. It invites proposals for an alternative contribution approach that would provide a better balance between the contribution requirements of both AGT Limited (the dominant supplier of telephone services in Alberta) and Edmonton Telephones Corporation (the local telephone company in the City of Edmonton, Alberta).

     In Telecom Letter Decision CRTC 93-18, released in December, 1993, the CRTC approved the filing by Bell Canada of proposed tariffs to implement threshold pricing for local telephone service. This would require that business customers--including resellers--pay a flat rate for their access channels and a specified amount of outgoing calls. Outgoing calls exceeding this threshold would be charged on a per-minute basis. The threshold would not apply to the customer's incoming traffic. The threshold would vary by rate group bands to take into account usage differences. These proposed tariffs are to be filed by Bell Canada in May, 1995, to take effect in mid-1997, and may result in increased costs to ACC Canada.

     In Telecom Public Notice CRTC 93-70, released in December, 1993, the
CRTC initiated a proceeding to determine whether and under what terms and conditions, if any, telephone companies should provide billing and collection services and customer database access to resellers. In Telecom Order CRTC 94-629, released in June, 1994, the CRTC established interim procedures for resellers to use the billing and collection services and the billed number screening databases of the telephone companies.

     As contemplated in Decision 92-12, initial implementation of single carrier 800 number portability occurred in Canada in January, 1994. In July, 1994, in Telecom Public Notice CRTC 94-34, the CRTC initiated a proceeding to examine 800 number multi-carrier selection capability.

     In April, 1994, in Telecom Public Notice CRTC 94-19, the CRTC initiated a process to consider whether there should be a balloting process to permit customers to select a long distance service provider, what form that process should take, whether other approaches would be more appropriate, and whether it would be appropriate to continue contribution discounts for resellers and other long distance competitors.

     In July, 1994, in Telecom Decision CRTC 94-13, the CRTC modified the rules governing the consideration of new toll services to be offered by telephone companies and of rate reductions for their existing services to require the telephone companies to show that the revenues (or the average revenue per minute) for each service equal or exceed the sum of causal costs and contribution for the service.

     In August, 1994, in Telecom Decision CRTC 94-17, the CRTC directed the major telephone companies under its jurisdiction other than the Manitoba Telephone System to include a bill insert from the CRTC to be included in the telephone companies' regular billings during the fall of 1994 to their customers providing a message informing them about equal access and their ability to select an alternate toll service provider.

     In September, 1994, in Telecom Decision CRTC 94-18, the CRTC established interim contribution charges required to be made by alternate long distance service providers to the telephone companies effective January 1, 1994. The contribution charges were decreased (with respect to the 1993 contribution charges) by approximately 12% and 16% for Bell Canada and BC TEL respectively, and were decreased by larger percentages for the other telephone companies subject to the decision. The CRTC stated that final contribution charges effective January 1, 1994 would be established following the CRTC's decision in its proceeding to consider changes to its Phase III costing procedures.

     Also in September, 1994, in Telecom Decision CRTC 94-19 ("Decision 94-19"), the CRTC released its decision entitled Review of Regulatory Framework. The decision applied to the major telephone companies regulated by the CRTC other than the Manitoba Telephone System. Among other things, the decision established the following changes to Canadian telecommunications regulation:

          1. The CRTC initiated a program of rate rebalancing, which would entail three annual increases of $2 per month in rates for local service, with corresponding decreases in rates for basic toll service. The CRTC indicated that there would be no price changes which would result in an overall price increase for North American basic toll schedules combined.

          2. The CRTC would initiate a proceeding to apply contribution charges to other services using switched access, not only to long distance voice services.

          3. Telephone companies' monopoly local and access services, including bottleneck services provided to competitors (the Utility segment), would remain in the regulated rate base. The CRTC would replace earnings regulation for the Utility segment with price caps effective January 1, 1998.

          4. Other services (the Competitive segment) would not be subject to earnings regulation after January 1, 1995. At that time a Carrier Access Tariff would become effective, which would include contribution, start-up cost recovery and bottleneck service charges applicable to the telephone companies' and competitors' traffic. In order to prevent anti-competitive pricing in the long distance market, telephone company long distance services must be priced to recover all underlying costs and charges for contribution, start-up cost recovery and bottleneck services. The Carrier Access Tariff would be based on a per minute calculation, rather than the per trunk basis currently used to calculate contribution charges.

          5. While the CRTC considered it premature to forbear from regulating interexchange services in Decision 94-19, it considered that the framework set forth in the decision may allow forbearance in the not too distant future. The CRTC set forth a number of critical conditions which must be met before forbearance can occur.

          6. Restrictions on local telephone service competition would be removed. Co-location, unbundling, open access and network interoperability principles would be promoted.

          7. The CRTC would initiate a number of public proceedings to further develop various aspects of the regulatory framework set forth in Decision 94-19.

     In October, 1994, in Telecom Public Notice CRTC 94-44, the CRTC invited comment on the appropriateness of forbearing from regulating the services of Canadian facilities-based carriers other than Teleglobe Canada, Telesat Canada, mobile service providers and carriers that provide basic local telephone service. This forbearance, if implemented, may result in increased competitive flexibility for certain of the competitors of ACC Canada.

     In November, 1994, in Telecom Decision CRTC 94-24, the CRTC varied certain elements of its Phase III costing procedures. These procedures are used to enable the CRTC to identify the costs and revenues of the dominant telephone companies associated with various categories of their services, in order, among other things, to identify the extent and nature of any cross-subsidies which may exist among those categories.

     In Telecom Public Notices CRTC 94-52, 94-56 and 94-58, the CRTC initiated a proceeding to include an oral hearing scheduled to start May 8, 1995 to consider certain issues arising out of Decision 94-19, including the splitting of the rate base, Phase III costing, contribution charges, investments by dominant telephone companies in broadband facilities, and a comparison of Canadian and United States toll and local costs. As a result of petitions to the Governor in Council by a coalition of consumers groups and by the Competitive Telecommunications Association (of which ACC Canada is a member), the implementation of local rate increases and offsetting basic toll rate decreases was stayed pending a reconsideration by the CRTC of those changes, which is to take into consideration a comparison of Phase III cost allocations and external benchmarks, and which is to be completed no later than October 31, 1995. The proceeding will also consider the application of Decision 94-19 to the Manitoba Telephone System.

     In December, 1994, the CRTC released Telecom Decision CRTC 94-27 and Telecom Public Notice CRTC 94-59, which indicated that the CRTC had found that there was substantial doubt as to the correctness of Decision 94-19 with respect to the implementation of an average per-minute contribution charge and with respect to the timing of the change in the contribution mechanism. Accordingly, the CRTC initiated a procedure to consider a de-averaged per-minute contribution mechanism with two components, a peak and an off-peak charge. The off-peak charge would be one-half of the peak charge. Until a final determination is made in this matter, contribution will continue to be charged on the basis of the per-trunk mechanism currently in place.

     The Company cannot predict the timing or the outcome of any of the pending and ongoing proceedings described above, or the impact they may have on the competitive position of ACC Canada.

     Telecommunications Act. In October, 1993, the Telecommunications Act replaced the Railway Act (Canada) as the principal telecommunications regulatory statute in Canada. Among other matters, this Act provides that all federally-regulated telecommunications common carriers as defined therein (essentially all facilities-based carriers) are under the regulatory juris-diction of the CRTC. It also gives the federal government the power to issue directions to the CRTC on broad policy matters. The Act does not subject non-facilities-based carriers, such as ACC Canada, to foreign ownership restrictions, tariff filing requirements or other regulatory provisions applicable to facilities-based carriers. However, to the extent that resellers acquire their own facilities in order to better control the carriage and routing of their traffic, certain provisions of this Act may be applicable to them. The Act requires companies subject thereto to obtain CRTC approval for their tariffs. Tolls or rates established in such tariffs must be "just and reasonable" and rates and services must not be unjustly discriminatory or unduly prejudicial. In Decision 92-12, the CRTC ruled that the public interest would require the continued regulation of the long distance rates charged by the telephone companies. However, the CRTC also established new procedures to ensure prompt processing leading to interim approval of long distance rate applications by the telephone companies. A condition of obtaining interim long distance rate approval will be telephone company proof that the proposed rates are compensatory -- i.e., that such long distance rates must cover all causal costs of providing such long distance services. The CRTC has stated that it intends to take into account the impact on local rates of long distance rate reductions by the telephone companies. The CRTC has also stated that it will grant ex parte interim approval where new long distance rates proposed by telephone companies do not result in a significant loss of contribution to the provision of local telephone services. Because the telephone companies will continue to control access to the PSTN, the CRTC indicated that regulatory safeguards will focus on ensuring functional access to the PSTN by competitors.

     Prior to 1991, only the Stentor member companies and Unitel were authorized to route Canadian-originated Canada/overseas traffic through the facilities of Teleglobe Canada. Resellers were required to route such traffic through the telephone companies. Although Teleglobe Canada currently retains a legal monopoly in routing such traffic to and from overseas countries, resellers and facilities-based carriers other than Stentor members are now permitted direct access to Teleglobe Canada's facilities, thus eliminating the higher charges previously incurred in routing through the facilities of Stentor member companies. However, such resellers and facilities-based carriers are subject to charges levied by Teleglobe Canada for the use of its facilities and contribution charges payable to Teleglobe Canada and remitted to the telephone companies.

     Teleglobe Canada has international settlement arrangements throughout the world whereby traffic from Canada is transmitted to and terminated by various overseas telephone companies. Similarly, traffic originated overseas is delivered to Teleglobe Canada and in turn passed on to the Canadian telephone companies and their competitors, including resellers. In 1993, the Company leased a trans-Atlantic link between ACC U.K. and ACC Canada to route international resale traffic between the U.K. and Canada under the terms of applicable Canadian regulations and of ACC U.K.'s ISR License.

     In September, 1993, the CRTC released Telecom Decision CRTC 93-15. This decision approved the restructuring by Teleglobe Canada of its overseas MTS. The decision allowed Teleglobe Canada to introduce International Globeaccess Service, allowing domestic service providers, including resellers, to interconnect with Teleglobe Canada's international network at its gateways for the purpose of providing outbound direct-dial telephone service. To take advantage of this service, domestic service providers are required to commit to a minimum usage of two million minutes per year under a two-year contract. Discounts are available for commitments for greater usage levels, longer contract terms, and for interconnection to gateways in all of Teleglobe Canada's three regions. Overseas inbound traffic will be allocated to Stentor and other domestic service providers, including resellers, in proportion to their outbound market shares. Such recipients of inbound traffic are required, among other things, to meet a minimum market share and to interconnect at Teleglobe Canada's gateways in all three of its regions. This decision also approved a new Interconnection and Operating Agreement between Teleglobe Canada and the members of Stentor. That agreement provides, among other things, for reductions in inbound settlement rates payable by Teleglobe Canada to Stentor, and for some part of these reductions and anticipated accounting rate reductions to flow through to Globeaccess rates and to end user rates. The Company is investigating obtaining Globeaccess service, which it believes might modestly reduce some of its network costs with respect to such calls.

     In May, 1991, the FCC issued a "Report and Order" in Phase I of its Docket 90-337 investigation, and adopted a number of provisions designed to eliminate barriers to the development of competition in the international telecommunications market. The FCC subsequently eliminated restrictions on international resale by U.S. carriers, and authorized the interconnection of international private lines with public switched networks in countries found to afford "equivalent opportunities" for such private line resale to carriers including U.S.-owned carriers in those countries. The grant of authority is predicated on the finding, on a country-by-country basis, of "equivalent opportunities" for resale in each such country to which private line resale is proposed, and on the grant of country-specific service authorization (such as the authorization granted to ACC Global Corp.). To date, the FCC has made the prerequisite "equivalent opportunities" finding only with respect to Canada and the U.K. However, should the FCC reverse its policy authorizing the provision of resold calls from Canada and the U.K. via resold private lines, it is the Company's view that, due to the recent significant decreases in the U.S.-Canada and U.S.-U.K. accounting rates, there would be no material adverse impact on the Company's operations.

United Kingdom

     Until 1981, British Telecom was the sole provider of public telecommunications services throughout the U.K. This monopoly ended when, in 1981, the British government granted Mercury a license to construct and operate its own telecommunications system under the British Telecommunications Act 1981. Both British Telecom and Mercury are licensed under the subsequent Telecommunications Act 1984 to construct and operate telecommunications systems and provide telecommunications services.

     In 1991, the British government established a "multi-operator" policy to replace the duopoly that had existed between British Telecom and Mercury. Under the multi-operator policy, the DTI will recommend the grant of a license to operate a telecommunications network to any applicant that the DTI believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators and international simple resellers operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the Telecommunications Act 1984. Any telecommunications system with compatible equipment that is authorized to be run under an individual license granted under this Act is permitted to interconnect to British Telecom's network. Under the terms of British Telecom's license, it is required to allow any such licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment).

       ACC U.K. was granted an ISR License in September, 1992 by the DTI. Since approximately 97% of all calls in the U.K. terminate on a line owned by British Telecom, it is necessary for any newly licensed operator of a telecommunications system to enter into an interconnection agreement with British Telecom. After approximately eighteen months of protracted negotiations, ACC U.K. and British Telecom were able to reach agreement concerning the terms and conditions under which ACC U.K. could interconnect its leased line network and switching equipment with British Telecom's network.

     Also under British Telecom's license, British Telecom may charge other licensed telecommunications operators that are interconnected to its system "access deficit charges." Access deficit charges represent a contribution to the cost burden British Telecom bears in respect of operating the local exchange network, the cost of which exceeds the rates British Telecom is permitted by regulation to recover from customers by way of connection charges and exchange line rentals. Licensed operators may apply to the Director General of Telecommunications for a waiver of access deficit charges for a period of time. ACC U.K. filed such an application in July, 1993, and in July, 1994, the Director General granted ACC U.K. a full waiver of the access deficit charges that would otherwise be applicable to the first 10% market share of both its domestic and international simple resale traffic through March 31, 1996. In December, 1994, the Office of Telecommunications published a Consultative Document titled "A Framework for Effective Competition," in which proposals are made for a complete overhaul of the current access deficit charge regime and the calculation of interconnection charges generally. The adoption of such proposals could have the effect of permanently reducing the interconnection charges that ACC U.K. pays British Telecom. However, it is not possible to determine when or in what form these proposals may be adopted, if at all.

          GLOSSARY

     The following sets forth the definitions of certain terms used in this Report.

AT&T - AT&T Communications, Inc., an interexchange carrier wholly-owned by AT&T Corp. (formerly known as American Telephone and Telegraph Company) that provides interexchange services and facilities on a nationwide basis in the U.S. AT&T Corp. and its subsidiaries are collectively referred to herein as "AT&T."

AT&T Divestiture Decree - Entered in 1982 by the U.S. District Court for the District of Columbia. It required, among other things, that AT&T divest its 22 wholly-owned BOCs from its Long Lines Division and manufacturing operations and generally prohibited the BOCs from providing long distance telephone service between LATAs.

BOC - Bell Operating Company - One of the 22 local exchange carriers divested by AT&T pursuant to the AT&T Divestiture Decree. Almost all of the BOCs are in turn owned by one of the seven regional BOC holding companies.

British Telecom - British Telecommunications plc - the dominant provider of both local exchange and long distance telephone service in the U.K.

Carrier - A company that provides telecommunications transmission services.

CRTC - The Canadian Radio-television and Telecommunications Commission.

Direct Access Line - A telephone line connecting a customer's telephone system directly to a carrier's switch without passing through the switch of a local exchange carrier.

DTI - The U.K. Department of Trade and Industry.

Facilities-based carrier - A carrier that owns interexchange and/or local exchange transmission facilities in its network.

FCC - The U.S. Federal Communications Commission.

ISR License - International Simple Resale License.

Interexchange carrier - A carrier that provides service between local exchanges (i.e., long distance service). With particular reference to the U.S., an interexchange carrier provides service on an interstate or intrastate basis, generally between LATAs.

LATAs - Local Access and Transport Areas - The approximately 200 geographic areas approved pursuant to the AT&T Divestiture Decree that define the areas between which the BOCs are prohibited from providing long distance service.

Local exchange carrier - With particular reference to the U.S., a company providing local exchange telephone service.

Local Exchange - A geographic area (generally determined by a PSC in the U.S. and by appropriate regulatory authority in other countries) in which calls generally are transmitted without toll charges to the called or calling party.

Non-facilities-based carrier - A carrier that is not a facilities-based carrier. Also known as a "reseller."

NYPSC - The New York State Public Service Commission.

Point of Presence - Location in a service area where a carrier has installed equipment that serves as or relays calls to a network switching center of that carrier.

PSC - A Public Service Commission (or public utility commission) - In the U.S., a state regulatory authority that establishes and enforces rules and regulations governing companies deemed public utilities, such as telephone companies, providing services within that state.

PSTN - Public Switched Telephone Network - A term for the existing telephone switched network available to all users generally on a shared basis (i.e., not dedicated to a particular user). With specific regard to the U.S., traffic along the PSTN is switched at the central switching facilities of a local exchange carrier.

Rebiller - A reseller that obtains services from other carriers and resells those services to its own customers but generally does not own any switching equipment or transmission facilities.

Reseller - A company that provides telephone services by arranging for transmission capacity provided by another carrier.

Stentor - Stentor Canadian Network Management - An association of the major facilities-based dominant providers of local exchange service in Canada, including Bell Canada, and Telesat Canada, the monopoly provider of domestic satellite telecommunications services in Canada. Stentor facilitates long distance service through a system of interconnection and revenue sharing arrangements among its members and with other North American telecommunications carriers.

Switch - A device that opens or closes circuits or selects the paths or circuits to be used for transmission of telecommunications traffic. Switching is a process of interconnecting circuits to form a transmission path between callers and called parties.


Executive Officers of the Company

     The following sets forth information concerning the individuals who currently are the executive officers of the Company and its principal operating subsidiaries.

     Richard T. Aab, 46, is a co-founder of the Company who has served as Chairman of the Board since March, 1983, as Chief Executive Officer since August, 1983, and as a Director since October, 1982. Mr. Aab also served as Chairman of the Board of the Company's ACC TelEnterprises Ltd. subsidiary from April, 1993 through February, 1994.

     Christopher Bantoft, 47, was elected Managing Director of the Company's ACC Long Distance UK Ltd. subsidiary in February, 1994. From 1986 through 1993, he served as Sales and Marketing Director, Deputy Managing Director, and most recently as Managing Director of Alcatel Business Systems Ltd., the U.K. affiliate of Alcatel, N.V.

     Arunas A. Chesonis, 32, was elected President and Chief Operating
Officer of the Company in October, 1994. He previously served as President of the Company and of its Domestic Group since February, 1994, and as President of the Company's ACC Long Distance Corp. subsidiary from January, 1989 through February, 1994. From August, 1990 through March, 1991, he also served as President of ACC TelEnterprises Ltd., and from May, 1987 through January, 1989, Mr. Chesonis served as Senior Vice President of Operations for ACC Long Distance Corp. Mr. Chesonis was elected a Director of the Company in October, 1994.

     Francis D. R. Coleman, 56, has been Secretary of the Company since January, 1986, and has served as Corporate Counsel since September, 1985. From February through September, 1987, he also served as President of the Company's former ACC Raymart Corp. subsidiary.

     Michael R. Daley, 32, was elected the Company's Executive Vice President and Chief Financial Officer in February, 1994, and has served as Treasurer of the Company since March, 1991. He previously served as the Company's Vice President-Finance from August, 1990 through February, 1994, as Treasurer and Controller from August, 1990 through March, 1991, as Controller from January, 1989 through August, 1990, and as the Company's Manager of Accounting from July, 1985 through January, 1989.

     Steve M. Dubnik, 32, was elected the President and Chief Executive Officer and a Director of the Company's ACC TelEnterprises Ltd. subsidiary in July, 1994. Previously, he served from 1993 through June, 1994 as President,
Mid-Atlantic Region, of RCI Long Distance, Washington, D.C.   For more than
five years prior thereto, he served in progressively senior positions with Rochester Telephone Corporation including assignments in engineering, operations, information technology and sales.

     Michael L. LaFrance, 35, was elected the President of the Company's ACC Long Distance Corp. subsidiary in April, 1994. From May, 1992 through May, 1994, he served as Executive Vice President and General Manager of Axcess USA Communications Corp., from June, 1990 through May, 1992, as Director of Regulatory Affairs and Administration of LDDS Communications, Inc. and from February, 1987 through June, 1990, as Vice President of Comtel-TMC Telecommunications.

     George H. Murray, Jr., 48, was elected the Company's Vice President-Human Resources and Corporate Communications in September, 1994. For more than five years prior thereto, he served as Senior Vice President of Human Resources and Marketing of First Federal Savings and Loan of Rochester, New York.

     Richard E. Sayers, 58, was elected the Company's Vice Chairman and as President of its International Group in February, 1994, and was also elected Chairman of ACC TelEnterprises Ltd. and ACC Long Distance UK Ltd. He previously served as the Company's President and Chief Operating Officer from August, 1992 through February, 1994 and as President of the Company's Danbury Cellular Telephone Co. subsidiary from January, 1991 through October, 1993. From June, 1990 through January, 1991, he served as a cellular telecommunications consultant to the Company. Prior to June, 1990, he served for over ten years in various executive-level sales, engineering, operational and administrative positions with Rochester Telephone Corp.

     John J. Zimmer, 36, a Certified Public Accountant, was elected the Company's Vice President-Finance in September, 1994. He previously served as the Company's Controller from March, 1991 through September, 1994. Prior to March, 1991, he served as a staff accountant and then as a manager of accounting with the Rochester, New York office of Arthur Andersen LLP.

Employees

     As of year end 1994, the Company on a consolidated basis had 539 employees worldwide. Of this total, 234 were in the U.S., 213 were in Canada and 92 were in the U.K. The Company's continued success will depend, in part, upon its ability to attract and retain experienced management, marketing and technical personnel. The Company has never experienced a work stoppage and its employees are not represented by a labor union. The Company considers its employee relations to be good.


Item 2.   PROPERTIES.

     The Company occupies corporate office space located at 400 West Avenue, Rochester, New York leased through June, 2004. It also leases office space at various other locations. For additional information regarding these leases, see Notes 7 and 9 to the Company's Consolidated Financial Statements incorporated by reference herein.

     The Company's switching equipment for the Rochester call origination area is located in space leased from Rochester Telephone Corporation in Rochester, New York. The lease term extends through April, 1995, and may be extended for additional one-year periods at rental rates to be adjusted by Rochester Telephone. Additional switching equipment for the Company's other call origination areas is located in Syracuse, New York; in Toronto, Ontario, Montreal, Quebec, and Vancouver, British Columbia; and in London, England. Branch sales offices are rented by the Company at various locations in the northeastern U.S., Canada and the U.K. The Company also leases equipment and space located at various sites in its service areas.

Item 3.   LEGAL PROCEEDINGS.

     1) Yankee Microwave, Inc. v. ACC Corp., et al. In February, 1990, Yankee Microwave, Inc. ("Yankee") filed a complaint against ACC Corp., its subsidiary, ACC Long Distance Corp., and others in the United States District Court for the District of Massachusetts alleging violations of the Racketeer Influenced and Corrupt Organization ("RICO") statute and the Massachusetts Unfair and Deceptive Trade Practice Statute (G.L. Chapter 93A), breach of contract, interference with contractual relations and violation of the Massachusetts Uniform Fraudulent Conveyance Act, allegedly arising from acts by the defendants as a result of which the plaintiff claimed to have lost approximately $3 million under a contract for microwave transmission services. The claims against ACC Corp. and ACC Long Distance Corp. related to an alleged 1985 service and license agreement between Yankee and Petricca Communication Systems, Inc. ("Petricca") and a 1987 agreement between ACC and Petricca by which ACC acquired certain assets of Petricca.

     The complaint sought damages in the amount of approximately $3 million and requested that any such damages be trebled and costs and attorneys' fees be awarded pursuant to the federal RICO statute and Massachusetts law.

     The Company filed a motion to dismiss or for summary judgment in its favor dismissing the suit from Federal court. It also filed a formal complaint with the FCC seeking to have the rates charged by Yankee under its 1985 agreement with Petricca declared unlawful.

     In January, 1992, the Federal District Court granted the Company's motion for summary judgment by ruling the RICO count to be without merit and dismissing it on the merits, and then dismissed all of Yankee's state law claims for lack of federal subject matter jurisdiction. In February, 1992, Yankee re-filed its state-law claims in Massachusetts state court.

     In January, 1993, the FCC's Common Carrier Bureau issued a decision dismissing the Company's complaint and simultaneously declining to rule Yankee's challenged rates to be lawful. The Company asked the FCC to review and overrule this decision, but it was affirmed by the FCC. The Company has appealed the FCC's decision to the U.S. Court of Appeals for the District of Columbia Circuit.

     In the meantime, the Massachusetts Superior Court conducted a trial on the liability issues in Yankee's claims and in February, 1995, issued a judgment that rejected all of Yankee's claims against the Company. The time within which Yankee must file an appeal from this judgment has not begun to run due to the pendency of certain undisposed issues involving other defendants in the case. The Company intends to seek all appropriate remedies against Yankee for bringing this suit and has notified Yankee of its intention to seek recovery of its legal fees incurred in defense of these claims.

     2) In Re: Applications of Horizon Cellular Telephone Company of Central Kentucky, L.P. In 1989, the Company's Danbury Cellular Telephone Co. ("DCTC") subsidiary won an authorization to build a cellular telephone system in the area known as Kentucky Rural Service Area ("RSA") #6, which it then constructed. During 1991, DCTC acquired the FCC licenses to build and operate cellular telephone systems in the areas known as Kentucky RSAs #5 and #8, which are adjacent to its RSA #6. In 1993, DCTC sold the assets of its three-RSA cellular telephone system to Horizon Cellular Telephone Company of Central Kentucky, L.P. ("Horizon"). At various steps along the way, DCTC's actions were unsuccessfully challenged at the FCC, at the Kentucky Public Service Commission and in federal court by one Vivian Warner, a losing applicant for the Kentucky RSA #6 license that DCTC won in an FCC-sponsored lottery for awarding these RSA licenses. Although the sale of the Company's cellular business to Horizon closed during the third quarter of 1993, Ms. Warner had filed an application for FCC review of the sale of DCTC's cellular business to Horizon. That matter remains pending at the FCC.

     To address various issues in preparation for the closing of the sale of DCTC's assets to Horizon, the Company, DCTC and Horizon entered into a Closing Adjustment Agreement. Among other matters, that agreement provides for the unwinding of that transaction should such action ever be required by the final, binding and non-appealable order of any court or other governmental authority having competent jurisdiction over this matter.

     However, since the Company believes that none of the matters raised by Ms. Warner are likely to cause the FCC to disturb the sale of DCTC's assets to Horizon, it likewise considers as unlikely the possibility that it will be required to unwind this transaction.

     3) In Re: Petition of Vivian E. Warner. In August, 1993, Vivian Warner filed a petition with the Federal Trade Commission ("FTC") requesting that it investigate the settlement agreement under which Tsaconas Cellular, Inc. ("Tsaconas") withdrew its objection to Horizon's application described under In Re: Applications of Horizon Cellular Telephone Company of Central Kentucky, L.P. above. As part of that settlement, DCTC and Tsaconas mutually agreed to service area extensions into their respective cellular service areas. Ms. Warner claimed that the agreement may violate the Sherman Antitrust Act of 1890, the Clayton Act of 1914, and other unnamed federal statutes. Ms. Warner urged the FTC to investigate the matter and to report its findings to the FCC. The Company believes that there are no grounds for an FTC investigation. The FTC has taken no action on Ms. Warner's petition, nor has it asked the Company to respond to it.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Shareholders on October 13, 1994. At that Meeting, there were four Proposals acted upon. The first was the election of the Company's Board of Directors. Richard T. Aab, Hugh F. Bennett, Arunas A. Chesonis, Willard Z. Estey, David K. Laniak, Robert F. Sykes and Daniel D. Tessoni were each elected as Directors of the Company for a one-year term. The detail concerning the votes cast for and withheld from voting with respect to each such Director is as follows:

                             Votes:
Name:                  For         Withheld

R. T. Aab           5,727,661      335,099
H. F. Bennett       5,727,661      334,699
A. A. Chesonis      5,727,661      334,699
W. Z. Estey         5,725,961      336,399
D. K. Laniak        5,727,361      334,999
R. F. Sykes         5,666,400      395,960
D. D. Tessoni       5,727,661      334,699


There were no other Directors whose terms of office continued after this Meeting.

     Also at this Meeting, the Company's shareholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for its 1994 fiscal year. The detail concerning the votes cast for, against, and abstaining from voting with respect to this Proposal is as follows:

Votes:
For             Against   Abstaining
6,031,907       13,446    17,007

There were no broker non-votes with respect to this Proposal.

     Also at this Meeting, the Company's shareholders approved an amendment to the Company's Employee Stock Option Plan to increase the number of shares authorized for issuance thereunder by 350,000 shares and to take action to conform the Plan to certain Internal Revenue Code regulations. The detail concerning the votes cast for, against and abstaining from voting with respect to this Proposal is as follows:

Votes:
For             Against   Abstaining
3,409,483       513,701   41,969

There were 2,097,207 broker non-votes with respect to this Proposal.

     Also at this Meeting, the Company's shareholders approved the Company's Employee Stock Purchase Plan, which is authorized to issue 500,000 shares of the Company's Common Stock, pursuant to purchases made thereunder. The detail concerning the votes cast for, against and abstaining from voting with respect to this Proposal is as follows:

Votes:
For             Against   Abstaining
3,705,168       224,235   35,750

There were 2,097,207 broker non-votes with respect to this Proposal.


                         PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS.

     This information is incorporated by reference to the section of the Company's 1994 Annual Report to Shareholders ("1994 Annual Report") entitled "Investor Information" found at page 35 thereof.

Item 6.   SELECTED FINANCIAL DATA.

     This information is incorporated by reference to the section of the Company's 1994 Annual Report entitled "Selected Consolidated Financial Data," found at page 14 thereof.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     This information is incorporated by reference to the section of the Company's 1994 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" found at pages 15 through 20 thereof.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     This information is incorporated by reference to the sections of the Company's 1994 Annual Report entitled "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Supplemental Information" and "Report of Independent Public Accountants," found at pages 2 and 21 through 34 thereof.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                         PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the Company's Directors is incorporated by reference to the Company's definitive Proxy Statement to be filed with respect to its 1995 Annual Meeting of Shareholders ("1995 Proxy Statement"), as permitted by General Instruction G(3) to this Report. As also permitted by General Instruction G(3), information regarding the executive officers of the Company is found in Part I of this Report, under the heading "Executive Officers of the Company."


Item 11.  EXECUTIVE COMPENSATION.

     This information is incorporated by reference to the Company's 1995 Proxy Statement as permitted by General Instruction G(3) to this Report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is incorporated by reference to the Company's 1995 Proxy Statement as permitted by General Instruction G(3) to this Report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference to the Company's 1995 Proxy Statement as permitted by General Instruction G(3) to this Report.


                         PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Exhibits.

          (1) Financial Statements. The following Financial Statements of the Company and the accountant's report thereon are included on pages 21 through 34 of the Company's 1994 Annual Report and are incorporated herein by reference:

     Consolidated Financial Statements:

     Consolidated Balance Sheets, December 31, 1994 and 1993

     Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

          (2) Financial Statement Schedules. The following Financial Statement Schedules and the accountant's report thereon are included herewith as follows:

          Report of Independent Public Accountants

     II   Consolidated Valuation and Qualifying Accounts for the years ended
December 31, 1994, 1993 and 1992

All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

          (3) Exhibits. The following constitutes the list of exhibits required to be filed as a part of this Report pursuant to Item 601 of Regulation S-K:

                    LIST OF EXHIBITS

Exhibit
Number         Description                              Location

3-1       Certificate of Incorporation of       Filed herewith; see Exhibit
          ACC Corp. (a Delaware corporation),   Index
          as amended

3-2       Bylaws of ACC Corp., a Delaware       Filed herewith; see Exhibit
          corporation, as amended through       Index
          October 13, 1994

4-1       Form of ACC Corp. Common Stock        Incorporated by Reference to
          Certificate                           Exhibit 4-1 to the Company
                                                Registration Statement on
                                                Form S-2, No. 33-41588
                                                declared effective August 21,
                                                1991

10-1*     Form of Employment Continuation       Incorporated by Reference to
          Incentive Agreement between ACC       Exhibit 10-1 to the Company's Re
          Corp. and certain of its Key          port on Form 10-K for
          Employees                             its year ended December 31,
                                                1992 ("1992 10-K")

10-2      Demand Promissory Note dated          Incorporated by Reference to
          October 18, 1991 given to Marine      Exhibit 10-5 to the Company's
          Midland Bank, N.A. by ACC Corp.       Report on Form 10-K for its
                                                year ended December 31, 1991

10-3*     ACC Corp. Employee Stock Option       Filed herewith; see Exhibit
          Plan, as amended through October 13,  Index
          1994

10-4      Line of Credit Agreement dated June   Incorporated by Reference to
          10, 1993 between ACC Corp. and        Exhibit 10-4 to the Company's
          Marine Midland Bank, N.A., Rochester, Report on Form 10-K for its
          NY                                    year ended December 31, 1993
                                                ("1993 10-K")

10-5      Form of ACC Corp. Indemnification     Incorporated by Reference to
          Agreement with its Directors and      Exhibit 10-29 to the Company's
          certain of its Executive Officers     Report on  Form 10-K for its
                                                year ended December 31, 1987

10-6      Line of Credit Agreement dated        Incorporated by Reference to
          October 14, 1992, between ACC Corp.   Exhibit 10-8 to the Company's
          and Manufacturers and Traders Trust   1992 10-K
          Company, Buffalo, NY, with exhibits

10-7*     Incentive Compensation Agreement      Incorporated by Reference to
          between Richard E. Sayers and         Exhibit 10-9 to the Company's
          ACC Corp., dated as of December 31,   1992 10-K
          1992

10-8*     ACC Corp. Employee Stock Purchase     Incorporated by Reference to
          Plan                                  Exhibit 4-4 to the Company's
                                                Registration Statement on
                                                Form S-8, No.33-75558,
                                                effective February 22, 1994

10-9*     Severance Agreement between ACC       Incorporated by Reference to
          Corp. and Richard T. Aab, dated       Exhibit 10-8 to the Company's
          March 18, 1994                        Amendment No. 1 to its 1993
                                                10-K

10-10*    Investment Banking Retainer           Filed herewith; see Exhibit
          Agreement between ACC Corp. and       Index
          Gagan, Bennett & Co., Inc.,
          dated March 22, 1994

11        Statement re: Computation of Per      See Note 1 to the Notes to
          Share Earnings                        Consolidated Financial
                                                Statements incorporated by
                                                reference in Item 8 of this
                                                Report.

13        ACC Corp. 1994 Annual Report to       Filed herewith; see Exhibit
          Shareholders                          Index

21        Subsidiaries of ACC Corp.             Filed herewith; see Exhibit
                                                Index

23        Accountant's Consent re:              Filed herewith; see Exhibit
          Incorporation by Reference            Index

27        Financial Data Schedule               Filed herewith; see Exhibit
                                                Index


* Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report pursuant to Item 14(c) of this Report.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company during the fourth quarter of 1994.

     (c)  Exhibits.  See Exhibit Index.

     (d) Financial Statement Schedules. Are attached, along with the report of the independent public accountants thereon, as follows:

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ACC Corp.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in ACC Corp.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 30, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              /s/ Arthur Andersen LLP

Rochester, New York
March 30, 1995

                                 SCHEDULE II

                            ACC CORP AND SUBSIDIARIES

                  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended December 31, 1994, 1993, 1992
                                      (000's)


                                Balance   Charged   Net       Balance
                                at        to Costs  Accounts  at
                                Beginning and       Written   End of
                                of Period Expenses  Off       Period

YEAR ENDED DECEMBER 31, 1994

Allowance for doubtful
accounts                        $1,008    $2,345    ($2,318)  $1,035

Valuation allowance for
deferred tax assets               $603    $6,851       ---    $7,454

YEAR ENDED DECEMBER 31, 1993

Allowance for doubtful accounts   $774    $1,141      ($907)  $1,008

Valuation allowance for
deferred tax assets                ---      $603        ---     $603

YEAR ENDED DECEMBER 31, 1992

Allowance for doubtful accounts   $561      $872      ($659)    $774

                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACC CORP.

Dated:  March 30, 1995             By: /s/Richard T. Aab

                                        Richard T.Aab,
                                   Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 30, 1995              By:/s/ Richard T. Aab

                                Richard T. Aab, Chairman and
                                   Chief Executive Officer, Director


Dated: March 30, 1995              By: /s/ Michael R. Daley

                                Michael R. Daley, Executive Vice President
                                        and Chief Financial Officer

Dated: March 30, 1995              By: /s/Sharon L. Barnes

                                Sharon L. Barnes, Controller


Dated: March __, 1995              By:
                                       Hugh F. Bennett, Director


Dated: March 30, 1995              By: /s/ Arunas A. Chesonis

                                       Arunas A. Chesonis, President and
                                   Chief Operating Officer and a Director


Dated: March __, 1995              By:
                                        Willard Z. Estey, Director


Dated: March 30, 1995              By:  /s/ David K. Laniak

                                        David K. Laniak, Director


Dated: March 30, 1995              By:  /s/ R.F. Sykes

                                        Robert F. Sykes, Director


Dated: March 30, 1995              By:  /s/ Daniel D. Tessoni

                                        Daniel D. Tessoni, Director

                         LIST OF EXHIBITS

Exhibit
Number         Description                      Location

3-1       Certificate of Incorporation of    Pages __ through __ hereof
          ACC Corp. (a Delaware corporation),
          as amended

3-2       Bylaws of ACC Corp., a Delaware    Pages __ through __ hereof
          corporation, as amended through
          October 13, 1994

4-1       Form of ACC Corp. Common Stock     Incorporated by Reference to
          Certificate                        Exhibit 4-1 to the Company
                                             Registration Statement on Form
                                             S-2, No.33-41588 declared
                                             effective August 21, 1991

10-1      Form of Employment Continuation    Incorporated by Reference to
          Incentive Agreement between ACC    Exhibit 10-1 to the Company's
          Corp. and certain of its Key       Report on Form 10-K for
          Employees                          its year ended December 31,
                                             1992 ("1992 10-K")

10-2      Demand Promissory Note dated       Incorporated by Reference to
          October 18, 1991 given to Marine   Exhibit 10-5 to the Company's
          Midland Bank, N.A. by ACC Corp.    Report on Form 10-K for its
                                             year ended December 31, 1991

10-3      ACC Corp. Employee Stock Option    Pages __ through __ hereof
          Plan, as amended through October
          13, 1994

10-4      Line of Credit Agreement dated     Incorporated by Reference to
          June 10, 1993 between ACC Corp.    Exhibit 10-4 to the Company's
          and Marine Midland Bank, N.A.,     Report on Form 10-K for its
          Rochester, NY                      year ended December 31, 1993
                                             ("1993 10-K")

10-5      Form of ACC Corp. Indemnification  Incorporated by Reference to
          Agreement with its Directors and   Exhibit 10-29 to the Company's
          certain of its Executive Officers  Report on Form 10-K for its
                                             year ended December 31, 1987

10-6      Line of Credit Agreement dated     Incorporated by Reference to
          October 14, 1992, between          Exhibit 10-8 to the Company's
          ACC Corp. and Manufacturers        1992 10-K
          and Traders Trust Company,
          Buffalo, NY, with exhibits

10-7      Incentive Compensation Agreement   Incorporated by Reference to
          between Richard E. Sayers and      Exhibit 10-9 to the Company's
          ACC Corp., dated as of December    1992 10-K
          31, 1992

10-8      ACC Corp. Employee Stock Purchase  Incorporated by Reference to
          Plan Exhibit 4-4 to the Company Registration Statement on Form S-8, No.33-75558, effective
                                             February 22, 1994

10-9      Severance Agreement between ACC    Incorporated by Reference to
          Corp. and Richard T. Aab, dated    Exhibit 10-8 to the Company's
          March 18, 1994                     Amendment No.1 to its 1993 10-K

10-10     Investment Banking Retainer        Pages __ through __ hereof
          Agreement between ACC Corp. and
          Gagan, Bennett & Co., Inc.,
          dated March 22, 1994

11        Statement re: Computation of Per   See Note 1 to the Notes to
          Share Earnings                     Consolidated Financial
          Statements                         incorporated by reference in
                                             Item 8 of this Report.

13        ACC Corp. 1994 Annual Report to    Pages __ through __ hereof
          Shareholders (Note:  Per Reg. S-T,
          Rule 303(b), EDGAR filing includes
          only sections of 1994 Annual Report
          specifically incorporated by reference
          into this 10-K filing)

21        Subsidiaries of ACC Corp.          Pages ___ through ___ hereof

23        Accountant's Consent re:
          Incorporation                      Page ___ hereof
          by Reference

27        Financial Data Schedule           (Filed only with EDGAR filing, per
                                             Reg. S-K, Rule 601(c)(1)(v))