Form 10-K/A
period 1994-12-31
ACC CORP
filed 1995-04-27
CIK 783233

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-K/A
AMENDMENT No. 1 TO ANNUAL REPORT

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR FISCAL YEAR ENDED DECEMBER 31, 1994

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 0-14567

ACC CORP.
400 West Avenue
Rochester, New York 14611
716-987-3000

Incorporated under the Laws of the State of Delaware

Employer Identification Number 16-1175232

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

6,926,012 shares of $.015 par value Common Stock were issued and outstanding as of March 10, 1995

     The purpose of this Amendment is to file certain information under Part III of this Form, as required by General Instruction G(3) to this Report, that was not included in the Company's Report as filed, and to amend Part IV in the previously filed Report to include the financial statements for the Company's Employee Stock Purchase Plan that would otherwise be required to be filed on a Form 11-K, but which are permitted by Exchange Act Rule 15d-21 to be filed as an amendment to this Report.

                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     As permitted by General Instruction G(3), information regarding the executive officers of the Company is found in Part I of this Report, under the heading "Executive Officers of the Company." The following sets forth information concerning the principal occupations and business experience of the current Directors of the Company:

     Richard T. Aab, 46, is a co-founder of the Company who has served as Chairman of the Board since March, 1983, as Chief Executive Officer since August, 1983, and as a Director since October, 1982. Mr. Aab also served as Chairman of the Board of the Company's ACC TelEnterprises Ltd. subsidiary from April, 1993 through February, 1994.

     Hugh F. Bennett, 38, has been a Director of the Company since June, 1988. Since March, 1990, Mr. Bennett has been a Vice President, Director and Secretary-Treasurer of the Boston, Massachusetts investment banking firm of Gagan, Bennett & Co., Inc.

     Arunas A. Chesonis, 32, was elected the Company's President and Chief Operating Officer in October, 1994. He previously served as President of the Company and of its Domestic Group from February, 1994 through October, 1994, and as President of its ACC Long Distance Corp. subsidiary from January, 1989 through February, 1994. From August, 1990 through March, 1991, Mr. Chesonis also served as President of the Company's ACC TelEnterprises Ltd. subsidiary. Mr. Chesonis was elected a Director of the Company in October, 1994.

     The Hon. Willard Z. Estey, C.C., Q.C., 74, is Counsel to the Toronto, Ontario law firm of McCarthy, Tetrault. After serving as Chief Justice of Ontario, Mr. Estey was a Justice of the Supreme Court of Canada from 1977 through 1988. From 1988 through 1990, Mr. Estey was Deputy Chairman of Central Capital Corporation, Toronto, Ontario. Mr. Estey has also served as a Director of the Company's ACC TelEnterprises Ltd. subsidiary since May, 1993. Mr. Estey was elected a Director of the Company in October, 1994.

     David K. Laniak, 59, has been a Director of the Company since February, 1989. Mr. Laniak is Executive Vice President and Chief Operating Officer of Rochester Gas and Electric Corporation, Rochester, New York. Mr. Laniak has worked in a variety of positions for Rochester Gas and Electric Corporation for more than 30 years. Mr. Laniak is a Director of Rochester Gas and Electric Corporation, and served as a Director of the Company's ACC TelEnterprises Ltd. subsidiary from May, 1993 through July, 1994.

     Robert F. Sykes, 71, has been a Director of the Company since August, 1988. Mr. Sykes is a general partner of Sykes Associates, an investment partnership. Previously, for a number of years before his retirement, he served as Chairman and Chief Executive Officer of Sykes Datatronics, Inc., a manufacturer and marketer of computerized telephone cost management systems. Mr. Sykes served as a Director of the Company's ACC TelEnterprises Ltd. subsidiary from June, 1993 through November, 1994, and currently serves as a Director of Everflow Management Corp., an oil and gas production company.

     Daniel D. Tessoni, 47, has been a Director of the Company since May, 1987. Mr. Tessoni is an Associate Professor of Accounting at the College of Business of the Rochester Institute of Technology, where he has taught since 1977. He holds a Ph.D. degree, is a Certified Public Accountant, and is Treasurer of several privately-held business concerns.

Compliance with Section 16 of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, Directors and other persons who own more than ten percent of the Company's Common Stock (collectively, "reporting persons") to file reports of their ownership of and changes in ownership in their Company shareholdings with both the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. ("NASD") and to furnish the Company with copies of all such forms (known as Forms 3, 4 and 5) filed.

     Based solely on its review of the copies of such forms it received or on written representations received from certain reporting persons that they were not required to file a Form 5 report with respect to 1994, the Company believes that with respect to transactions occurring in 1994, all Form 3, 4 and 5 filing requirements applicable to its reporting persons were complied with, except that Mr. Sykes was late in filing one Form 4 with respect to one transaction involving the Company's shares, and Felicity Guest, Anthony M. Marion, S. Patrick Martin, George H. Murray, Jr. and Daniel J. Venuti took longer than the ten days allowed under SEC rules to file their respective Form 3 Reports following their being named officers of the Company for Section 16 purposes in November, 1994.

Item 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation and benefits paid by the Company for all services rendered during 1994, 1993 and 1992 to five individuals: Richard T. Aab, who is and was, at December 31, 1994, serving as the Company's Chairman and Chief Executive Officer, and Richard E. Sayers, Arunas A. Chesonis, Michael R. Daley and Christopher Bantoft, who were, as of December 31, 1994, the other four most highly compensated executive officers of the Company whose 1994 salary and bonus exceeded $100,000 in amount (individually, a "Named Executive" and collectively, the "Named Executives"):

               SUMMARY COMPENSATION TABLE

                              Annual Compensation
                                                  Other
Name and                                          Annual
Principal Position  Year Salary($) Bonus($)       Compensation
Richard T. Aab,     1994 $315,962  $ 62,000            -- (2)
Chairman and Chief  1993 $304,241  $330,000 (4)        -- (2)
Executive Officer   1992 $253,290  $   -0- (5)   $27,283  (6)
(1)

Richard E. Sayers,  1994 $166,539  $ 32,000            -- (2)
Vice Chairman (7)   1993 $184,471  $123,000 (10)       -- (2)
                    1992 $134,183  $   -0- (5)    $14,425 (12)

Arunas A. Chesonis, 1994 $160,192  $ 32,000            -- (2)
President and Chief 1993 $134,250  $ 44,000            -- (2)
Operating Officer   1992 $128,815  $ 40,000            -- (2)
(7)

Michael R. Daley,   1994 $135,288  $ 27,000            -- (2)
Executive Vice      1993 $112,596  $ 65,000 (19)       -- (2)
President and Chief 1992 $ 87,750  $    -0- (5)        -- (2)
Financial Officer
(7)

Christopher Bantoft,1994 $134,430  $ 20,400            -- (2)
Managing Director,  1993      NA        NA             NA
ACC Long Distance   1992      NA        NA             NA
UK Ltd.

SUMMARY COMPENSATION TABLE:  CONTINUED:

                              Long Term Compensation
                                   Awards
Name and                      Securities Underlying    All Other
Principal Position  Year           Options (#)         Compensation ($)
Richard T. Aab,     1994                -0-             $  6,985 (3)
Chairman and Chief  1993                -0-             $  9,305 (3)
Executive Officer   1992                -0-             $  4,115 (3)
(1)

Richard E. Sayers,  1994           50,000 (8)           $183,679 (9)
Vice Chairman (7)   1993                -0-             $268,048 (11)
                    1992                -0-             $  2,277 (13)

Arunas A. Chesonis, 1994           50,000 (14)          $ 5,073 (15)
President and Chief 1993           30,000 (16)          $ 4,283 (15)
Operating Officer   1992                -0-             $   983 (15)
(7)

Michael R. Daley,   1994           50,000 (17)          $ 4,312 (18)
Executive Vice      1993           10,000 (20)          $ 3,597 (18)
President and Chief 1992            7,500 (21)          $   663 (18)
Financial Officer
(7)

Christopher Bantoft,1994           50,000 (22)          $ 9,017 (23)
Managing Director,  1993                NA              NA
ACC Long Distance   1992                NA              NA
UK Ltd.
______________________________


NA   Indicates Not Applicable, because the particular Named Executive was not an executive officer of the Company during the year indicated.

(1) The Company has entered into a Severance Agreement with Mr. Aab that provides that if he is ever terminated without cause or as the result of a change in control of the Company as defined in the agreement, then he shall be entitled to receive his then current salary and benefits for two years following such termination. In addition, should Mr. Aab ever be terminated without cause while he is disabled, or in the event he dies during the term of the agreement, any unexercised stock options that he may hold on the date of either such event shall automatically become fully exercisable for one year following such date, subject to the original term of the relevant option grant(s). This agreement expires on February 8, 1999, at which time it will automatically renew for successive five-year terms if not terminated by the Company giving at least 24 months' advance notice of its intent to terminate this agreement at the end of its current or any renewal term.

(2) Under applicable SEC rules, the value of any perquisites or other personal benefits provided by the Company to any of the Named Executives need not be separately detailed and described if their aggregate value does not exceed the lesser of $50,000 or 10% of that executive's total salary and bonus for the year shown. For the year indicated, the value of such personal benefits, if any, provided by the Company to this Named Executive did not exceed such thresholds.

(3)  The amounts shown represent the Company's contributions under its 401(k)
Deferred Compensation and Retirement Savings Plan ("401(k) Plan") in the amount of: $ 4,601 for 1994; $4,497 for 1993; and $973 for 1992; as well as taxable group term and single policy life insurance premiums paid on Mr. Aab's behalf in the amount of: $2,384 in 1994; $4,808 in 1993; and $3,142 in 1992.

(4) Of this total, $155,000 represents Mr. Aab's bonus paid in 1994 for services rendered in 1993, and $175,000 represents the one-time award he was paid in connection with the sale of the Company's cellular operations, as more fully described in Note (5) below.

(5)  In early 1993, the Executive Compensation Committee of the Board of
Directors determined that certain Company executives, including this Named
Executive, were eligible to receive a special one-time award in 1993 contingent upon the execution of a definitive agreement to sell the cellular assets of the Company's Danbury Cellular Telephone Co. subsidiary. This award was paid in lieu of any bonus for services rendered during 1992.

(6) Of this total: $12,671 represents country club dues and miscellaneous business-related reimbursements paid to Mr. Aab; $3,946 represents supplemental disability insurance premiums paid on Mr. Aab's behalf; $5,630 represents reimbursements to Mr. Aab under the Company's legal, medical and financial planning reimbursement plan for its senior executives; and $5,036 represents the value of Mr. Aab's personal use of his Company-provided car.

(7)  The Company has entered into Employment Continuation Incentive
Agreements with Mr. Sayers, Mr. Chesonis, Mr. Daley and certain other U.S.
executive officers and key personnel, which agreements provide that if such employee is ever terminated without cause or as the result of a change in control of the Company as defined in the agreement, then the employee shall be entitled to receive his/her then current salary and benefits for up to one year following such termination. In addition, should such employee be terminated without cause while he/she is disabled, or in the event the employee dies during the term of the agreement, any unexercised stock options that he/she may hold on the date of either such event shall automatically become fully exercisable for one year following such date, subject to the original term of the relevant option grant(s). The current term of these agreements expires on September 30, 1995, at which time they will automatically renew for successive one-year terms if not terminated by the Company giving at least twelve months' advance notice of its intent to terminate these agreements at the end of their current or any renewal term.

(8)  On February 8, 1994, Mr. Sayers was awarded Incentive Stock Options
("ISOs") to purchase 50,000 shares of the Company's Common Stock at an exercise price of $19.25 per share, exercisable over a ten-year term, under the Company's Employee Stock Option Plan (the "Stock Option Plan"). This award was cancelled and regranted on August 11, 1994 at an option exercise price of $14.25 per share, as described further under the heading "Report on the Repricing of Options by the Executive Compensation Committee" below.

(9)  This total is the sum of four items:  (i) $5,088 represents the amount of the Company's 1994 contribution to Mr. Sayers' 401(k) Plan account; (ii)
$3,226 represents the amount of taxable group term life insurance premiums paid by the Company on Mr. Sayers' behalf in 1994; and (iii)  $175,365 represents the amount of incentive compensation vested for Mr. Sayers' benefit and withdrawn by him during 1994 pursuant to the Incentive Compensation
Agreement between the Company and Mr. Sayers with respect to the sale of the
Company's cellular operations.  Pursuant to this Agreement, Mr. Sayers was entitled to receive as incentive compensation an amount equal to 10% of the increase in value of the Company's cellular telephone operations known as
Kentucky Rural Service Areas ("RSAs") #5 and #8 as measured by the "per POP"
sale price received on any such disposition allocable to Kentucky RSAs #5 and
#8 less: the purchase price the Company paid to acquire these RSAs; the cost of all capital investments made by the Company to construct and bring these cellular telephone systems "on line"; and any sales commissions and corporate taxes payable by the Company in any such transaction.  As previously disclosed, the Company sold its cellular operations in 1993, and as a result determined that Mr. Sayers was entitled to receive a total of $596,000 in compensation pursuant to the terms of this Agreement.  The Company placed this amount in a trust account for Mr. Sayers' benefit.  This compensation was to vest on a pro-rata basis from the date this transaction closed to July 1,
1996.  Mr. Sayers was entitled to draw against the pro-rata amount of principal and interest vested at any time, with all remaining principal and accrued interest being payable in full on July 1, 1996, provided that he was still an employee of the Company on that date.  The Agreement also provided for earlier vesting and payment of this compensation in the event of Mr.
Sayers' death or termination without cause prior to July 1, 1996.  If he was terminated for cause prior to July 1, 1996, he was to be paid the amount of such compensation vested at such termination date.  If he voluntarily left the
Company's employ prior to July 1, 1996, he was to have forfeited all such compensation, whether or not vested.  In January, 1995, the Company and Mr.
Sayers amended the terms of this Agreement to repay the Company out of these escrowed funds the amount of $236,951.35, which represented the outstanding principal amount of a $225,000 loan that the Company advanced him in 1994, which is further described under "Certain Transactions" below, plus all accrued interest on that loan, and to remit the balance of these escrowed funds, totalling approximately $196,452, to Mr. Sayers in full satisfaction of the Company's obligations under this Agreement, which was thereby terminated.

(10) Of this total, $63,000 represents Mr. Sayers' bonus paid in 1994 for services rendered in 1993, and $60,000 represents the one-time award he was paid in connection with the sale of the Company's cellular operations, as more fully described in Note (5) above.

(11) This total is the sum of four items: (i) $4,497 represents the amount of the Company's 1993 contribution to Mr. Sayers' 401(k) Plan account; (ii)
$2,530 represents the amount of taxable group term life insurance premiums paid by the Company on Mr. Sayers' behalf in 1993; (iii) $112,021 represents personal loans totalling $100,000 in principal amount, together with all accrued interest, that were extended by the Company to Mr. Sayers in 1991 and 1992 and forgiven in 1993; and (iv) $149,000 represents the amount of the incentive compensation vested for Mr. Sayers' benefit during 1993 pursuant to the Incentive Compensation Agreement between the Company and Mr. Sayers with respect to the sale of the Company's cellular operations, discussed in Note
(9) above.

(12) Of this total: $3,120 represents country club dues and miscellaneous business-related expense reimbursements paid to Mr. Sayers; $1,975 represents supplemental disability insurance premiums paid on Mr. Sayers' behalf; $3,830 represents reimbursements paid to Mr. Sayers under the Company's legal, medical and financial planning reimbursement plan for its senior executives;
and $5,500 represents the value of Mr. Sayers' personal use of his Company-provided car.

(13) The amounts shown represent taxable group term life insurance premiums paid by the Company during 1992 on behalf of Mr. Sayers.

(14) On February 8, 1994, Mr. Chesonis was awarded ISOs to purchase 50,000 shares of the Company's Common Stock at an exercise price of $19.25 per share, exercisable over a ten-year term, under the Stock Option Plan. This award was cancelled and regranted on August 11, 1994 at an option exercise price of $14.25 per share, as described further under the heading "Report on the Repricing of Options by the Executive Compensation Committee" below.

(15) The amounts shown represent the Company's contributions under its 401(k)
Plan in the amount of:  $4,806 for 1994; $4,132 for 1993; and $805 for 1992;
as well as additional group term life insurance premiums paid on Mr.
Chesonis's behalf in the amount of: $267 in 1994; $151 in 1993; and $178 in 1992.

(16) On September 7, 1993, Mr. Chesonis was awarded ISOs to purchase 30,000 shares of the Company's Common Stock at an exercise price of $15.00 per share, exercisable over a ten-year term, under the Stock Option Plan.

(17) On February 8, 1994, Mr. Daley was awarded ISOs to purchase 50,000 shares of the Company's Common Stock at an exercise price of $19.25 per share, exercisable over a ten-year term, under the Stock Option Plan. This award was cancelled and regranted on August 11, 1994 at an option exercise price of $14.25 per share, as described further under the heading "Report on the Repricing of Options by the Executive Compensation Committee" below.

(18) The amounts shown represent the Company's contributions under its 401(k)
Plan in the amount of:  $4,086 for 1994; $3,490 for 1993; and $556 for 1992;
as well as additional group term life insurance premiums paid on Mr. Daley's behalf in the amount of: $226 in 1994; $107 in 1993; and $107 in 1992.

(19) Of this total, $35,000 represents Mr. Daley's bonus paid in 1994 for services rendered in 1993, and $30,000 represents the one-time award he was paid in connection with the sale of the Company's cellular operations, as more fully described in Note (5) above.

(20) On September 7, 1993, Mr. Daley was awarded ISOs to purchase 10,000 shares of the Company's Common Stock at an exercise price of $15.00 per share, exercisable over a ten-year term, under the Stock Option Plan.

(21) On November 10, 1992, Mr. Daley was awarded ISOs to purchase 7,500 shares of the Company's Common Stock at an exercise price of $11.33 per share, exercisable over a ten-year term, under the Stock Option Plan.

(22) On January 4, 1994, Mr. Bantoft was awarded ISOs to purchase 10,000 shares of the Company's Common Stock at an exercise price of $18.75 per share, on August 11, 1994, he was awarded ISOs to purchase 15,000 shares of the Company's Common Stock at an exercise price of $14.25 per share, and on November 15, 1994, he was awarded ISOs to purchase 25,000 shares of the Company's Common Stock at an exercise price of $17.25 per share, each tranche exercisable over a ten-year term, under the Stock Option Plan.

(23) This amount represents U.K. pension payments made on Mr. Bantoft's behalf during 1994.

Compensation Pursuant to Plans

     Employee Stock Option Plan.  The Company has an Employee Stock Option
Plan (the  "Stock Option Plan" or "Plan"), which it instituted in February,
1982, to provide long-term incentive benefits to key Company employees as determined by the Executive Compensation Committee of the Board of Directors
(the "Committee"). This Plan is administered by the Committee. Options granted under this Plan are either intended to qualify as "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue
Code of 1986, as amended, or are non-qualified stock options ("NQSOs").
Options granted under this Plan represent rights to purchase shares of the Company's Common Stock within a fixed period of time and at a cash price per share ("exercise price") specified by the Committee on the date of grant. The exercise price cannot be less than the fair market value of a share of Common
Stock on the date of award. Payment of the exercise price may be made in cash or, with the Committee's approval, with shares of the Company's Common Stock already owned by the optionee and valued at their fair market value as of the exercise date. Options are exercisable during the period fixed by the Committee, except that no ISO may be exercised more than ten years from the date of grant, and no NQSO may be exercised more than ten years and one day from the date of the grant.

     The following table shows information concerning options granted under this Plan during 1994 to the five Named Executives:


          OPTION GRANTS IN LAST FISCAL YEAR

                    Individual Grants
               Number of           Percent of
               Securities          Total Options
               Underlying          Granted to          Exercise
               Options             Employees in         Price    Expiration
Name           Granted (#)         Fiscal Year         ($/Share) Date
Richard T. Aab      -0-                 --             $-0-      --

Richard E.
Sayers         50,000 (2)               11.6           $14.75    8/11/04

Arunas A.
Chesonis       50,000 (2)               11.6           $14.75    8/11/04

Michael R.
Daley          50,000 (2)               11.6           $14.75    8/11/04

Christopher    10,000 (3)               2.3             $18.75    1/4/04
Bantoft        15,000 (4)               3.5             $14.25    8/9/04
               25,000 (5)               5.8             $17.25    11/15/04

OPTION GRANTS IN LAST FISCAL YEAR TABLE:  CONTINUED

                         Potential Realizable Value at
                         Assumed Annual Rates of
                         Stock Price Appreciation
                         For Option Term (1)
Name                     0% ($)         5% ($)         10% ($)
Richard T. Aab           $ -0-          $ -0-          $ -0-

Richard E. Sayers        $ -0-          $463,810       $1,175,385

Arunas A. Chesonis       $ -0-          $463,810       $1,175,385

Michael R. Daley         $ -0-          $463,810       $1,175,385

Christopher Bantoft      $ -0-          $117,918       $ 298,827
                         $ -0-          $134,426       $ 340,662
                         $ -0-          $271,211       $ 687,301


(1) These calculations show the potential gain that would be realized if the options shown were not exercised until the end of their full ten-year term, assuming the compound annual rate of appreciation of the exercise prices indicated (0%, 5%, and 10%) over the ten-year terms of the ISOs shown, net of the exercise prices paid.

(2) These ISOs were granted on August 11, 1994, for a term of ten years, 25% of which first become exercisable on August 11, 1995, and an additional 25% of which become exercisable on the second, third and fourth anniversaries of the grant date. These ISOs are further described below under the heading "Report on the Repricing of Options by the Executive Compensation Committee."

(3) These ISOs were granted on January 4, 1994, for a term of ten years, 25% of which first become exercisable on January 4, 1995, and an additional 25% of which become exercisable on the second, third and fourth anniversaries of the grant date.

(4) These ISOs were granted on August 9, 1994, for a term of ten years, 25% of which first become exercisable on August 9, 1995, and an additional 25% of which become exercisable on the second, third and fourth anniversaries of the grant date.

(5) These ISOs were granted on November 15, 1994, for a term of ten years, 25% of which first become exercisable on November 15, 1995, and an additional
25% of which become exercisable on the second, third and fourth anniversaries of the grant date.


     The following table reflects information concerning option exercises under this Plan by the Named Executives during 1994, together with information concerning the number and value of all unexercised options held by each of the Named Executives at year end 1994 under this Plan:


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUES


                                        Number of
                                        Securities          Value of
                                        Underlying          Unexercised
                                        Unexercised         In-the-Money
          Shares                        Options at          Options at
          Acquired      Value           FY-End (#)          FY-End ($) (2)
          on Exercise   Realized        Exercisable/        Exercisable/
Name      (#)           ($) (1)         Unexercisable       Unexercisable
Richard T.
Aab       99,000    $1,628,550          -0-/-0-             -0-/-0-

Richard E.
Sayers       -0-    $    -0-            70,000/50,000       $618,100/$-0-

Arunas A.
Chesonis     -0-    $    -0-            38,000/80,000       $294,035/$66,225
                                                            (3)

Michael R.
Daley        -0-    $    -0-            14,875/63,125       $98,254/$29,381
                                                            (4)

Christopher
Bantoft      -0-    $    -0-            -0-/50,000          $ -0-/$11,250 (5)
_______________________________



(1) Value realized is determined by subtracting the per share option exercise price from the closing price of the Company's Common Stock on the date of exercise, then multiplying that figure by the number of options exercised.

(2) For each Named Executive, these values are calculated by subtracting the per share option exercise price for each block of options held on December 31, 1994 from the closing price of the Company's Common Stock on that date ($14.75 on December 30, 1994), then multiplying that figure by the number of options in that block, then aggregating the resulting subtotals.

(3) As of December 31, 1994, the ISOs to purchase 30,000 shares that were granted to Mr. Chesonis on September 7, 1993 were not in-the-money, as their exercise price per share ($15.00) exceeded the closing price for the Company's
Common Stock on December 30, 1994 ($14.75); consequently these options are not included in these calculations.

(4) As of December 31, 1994, the ISOs to purchase 10,000 shares that were granted to Mr. Daley on September 7, 1993 were not in-the-money, as their exercise price per share ($15.00) exceeded the closing price for the Company's
Common Stock on December 30, 1994 ($14.75); consequently these options are not included in these calculations.

(5) As of December 31, 1994, the ISOs to purchase 10,000 shares that were granted to Mr. Bantoft on January 4, 1994 and the options to purchase 25,000 shares that were granted to him on November 15, 1994 were not in-the-money, as their respective exercise prices per share ($18.75 and $17.25) exceeded the closing price for the Company's Common Stock on December 30, 1994 ($14.75);
consequently none of these options are included in these calculations.

     As of December 31, 1994, 302,302 shares of the Company's Common Stock were available for grants under this Plan. As of that date, there were 785,250 options outstanding, with an average exercise price of $13.53 per share. The expiration dates of these option grants range from May 22, 1999 through November 15, 2004.

     Report on the Repricing of Options by the Executive Compensation
Committee. On February 8, 1994, at a regularly scheduled meeting to discuss, among other matters, whether to award ISOs in 1994 to key Company managers, this Committee awarded certain executive officers of the Company ISOs to purchase shares at an exercise price of $19.25 per share. Approximately six months later, on August 11, 1994, the Committee cancelled those option grants and regranted the same number of ISOs to each such executive officer but at the then-current exercise price of $14.75 per share. After reviewing several matters, including the volatility in the Company's stock price caused by its discussions with LDDS Communications, Inc. with respect to a possible merger which commenced in earnest in mid-March, 1994 and terminated in mid-May, 1994, but also the need to motivate management, the Committee determined that these February, 1994 option grants might remain "underwater" for some period of time, thus negating much of the long-term incentive element of this form of compensation to the executives who received these grants. As required by relevant SEC rules, the specific information regarding these option repricing grants appears in the following table:


               TEN YEAR OPTION REPRICINGS TABLE

                        Number of    Market                        Length of
                        Securities   Price of  Exercise            Original
                        Underlying   Stock at  Price at            Option Term
                        Options      Time of   Time of             Remaining
                        Repriced     Repricing Repricing           at Date of
                        or Amended   or        or        New       Repricing
                                     Amendment Amendment Exercise  or
Name            Date   (#)            ($)       ($)      Price ($) Amendment
R. Sayers       8/11/94  50,000     $14.75    $19.25    $14.75    9.5 years

A. Chesonis     8/11/94  50,000     $14.75    $19.25    $14.75    9.5 years

M. Daley        8/11/94  50,000     $14.75    $19.25    $14.75    9.5 years

F. Coleman      8/11/94  25,000     $14.75    $19.25    $14.75    9.5 years

T. Ganatra      8/11/94  25,000     $14.75    $19.25    $14.75    9.5 years


        This report was prepared by the members of this Committee:  Hugh F.
Bennett, Chairman, David K. Laniak, Robert F. Sykes and Daniel D. Tessoni.

     401(k) Deferred Compensation and Retirement Savings Plan. The Company has a 401(k) Deferred Compensation and Retirement Savings Plan in which employees with a minimum of six months continuous service are eligible to participate. Contributions to a participating employee's 401(k) account are made in accordance with the regulations set forth under Section 401 of the Internal Revenue Code of 1986, as amended. Under this Plan, the Company may make matching contributions to the account of a participating employee up to an annual maximum of 50% of the annual salary contributed in that year by that employee, up to a maximum of 3% of that employee's salary. The Company makes such contributions on a quarterly basis, based upon its profitability for that quarter. The Company's contributions vest at the rate of 20% per year after one year's participation in the Plan and become fully vested after six years.

     Employee Stock Purchase Plan.  The Company has an Employee Stock
Purchase Plan ("Stock Purchase Plan"), which the shareholders approved at their 1994 Annual Meeting, in which all employees who work 20 or more hours per week are eligible to participate. Under this Plan, employees electing to participate can, through payroll deductions, purchase shares of the Company's
Common Stock at 85% of market value on the date on which the annual offering period under this Plan begins or on the last business day of each calendar quarter in which shares are automatically purchased for a participant during an offering period, whichever is lower. Participants cannot defer more than 15% of their base pay into this Plan, nor purchase more than $25,000 per year of the Company's Common Stock through this Plan. As of December 31, 1994, participants had purchased a total of 12,754 shares through this Plan during 1994, at an average price of $11.89 per share, leaving a total of 487,246 shares available for future purchases under the Plan.

     Other Compensation Plans. The Company provides additional group term life and supplemental disability insurance coverage to its officers. The additional group term life insurance provides additional life insurance protection to an officer in the amount of two and one-half times his/her current salary. The supplemental disability insurance provides additional disability insurance protection to an officer in an amount selected by the executive, not to exceed, when combined with the coverage provided by the Company's basic disability insurance provided to all of its employees, 70% of his/her current annual salary.

     The Company also has a legal, medical and financial planning reimbursement plan for its senior executives pursuant to which it will reimburse each of them generally up to $4,000 per year (up to $8,000 per year for Mr. Aab) for legal, accounting, financial planning and uninsured medical expenses incurred by the executive.

Compensation of Directors

     Directors who are not also employees of the Company are paid an annual retainer of $6,000, plus a fee of $500 for each Board meeting attended.
Additionally, outside Directors who serve on committees of the Board receive
$300 per committee meeting attended.

     During 1994, in connection with the Company's merger discussions with LDDS Communications, Inc., the Board retained the investment banking firm of Gagan, Bennett & Co., Inc., in which Hugh F. Bennett, a Director of the
Company, is a principal, to act as the Company's advisor with respect to this matter, for which services Gagan, Bennett & Co., Inc. was paid a retainer of $25,000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Securities Owned by Company Management

     The following table sets forth, as of April 14, 1995, the number and percentage of outstanding shares of Common Stock beneficially owned by each Director or nominee for Director of the Company, by each of the four Named
Executives (in addition to Mr. Aab) named in the compensation tables that appear hereafter in this Proxy Statement, and by all Directors, nominees for Director and executive officers of the Company as a group. The Company believes that each individual in this group has sole investment and voting power with respect to his or her shares except as otherwise noted:

Name of Nominee for Director                 Shares Beneficially Owned
or Executive Officer                       Number               Percentage
Richard T. Aab                          965,582 (1)             12.5

Hugh F. Bennett                           3,000 (2)              *

Arunas A. Chesonis                       53,842 (3)              *

Willard Z. Estey                             -0-                 *

David K. Laniak                           2,700                  *

Robert F. Sykes                          85,144 (4)             1.1

Daniel D. Tessoni                        22,500 (5)              *

Richard E. Sayers                        74,093 (6)              *

Michael R. Daley                         19,053 (7)              *

Christopher Bantoft                       2,500 (8)              *

All Directors and Executive Officers
as a Group ( 15 persons, including
those named above)                      1,245,222               15.7
                                        (1) (2)
                                        (3) (4)
                                        (5) (6)
                                        (7) (8)
                                        (9)
__________________________________

*    Indicates less than 1% of the Company's issued and outstanding shares.

(1) This number excludes 15,000 shares directly owned by Mr. Aab's wife and 1,500 shares that she controls as Custodian for their minor children, as to all of which shares Mr. Aab disclaims beneficial ownership.

(2) Mr. Bennett shares investment and voting power with his wife with respect to 1,500 of these shares.

(3)  Includes 177 shares owned by Mr. Chesonis's spouse, options to purchase
45,500 shares that are currently exercisable by Mr. Chesonis and options to purchase 6,650 shares that are currently exercisable by Mr. Chesonis's spouse.

(4) Of these shares, 81,144 shares are owned by Sykes Associates, a partnership of which Mr. Sykes is a general partner, and 4,000 shares are owned by Ontario, Inc., a privately-held company of which Sykes Associates is a shareholder and Mr. Sykes is a Director.

(5) Mr. Tessoni and his wife share investment and voting power with respect to all shares which he beneficially owns.

(6) Includes options to purchase 70,000 shares that are currently exercisable by Mr. Sayers.

(7) Includes options to purchase 16,750 shares that are currently exercisable by Mr. Daley.

(8) Includes options to purchase 2,500 shares that are currently exercisable by Mr. Bantoft.

(9) Includes options to purchase a total of 17,000 shares that are or will become exercisable by four executive officers of the Company, in addition to those named above, within the next 60 days.

Principal Holders of Common Stock

     The following table reflects the security ownership of those persons who are known to the Company to have been the beneficial owners of more than 5%
(387,810 shares) of the Company's outstanding Common Stock as of April 14, 1995:

Name and Address              Amount and Nature of    Percent
of Beneficial Owner           Beneficial Ownership    of Class

Richard T. Aab                  965,582 (1)             12.5
400 West Avenue
Rochester, New York 14611

(1) This number excludes 15,000 shares directly owned by Mr. Aab's wife and 1,500 shares that she controls as Custodian for their minor children, as to all of which shares Mr. Aab disclaims beneficial ownership.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        To accommodate its need for increased space, in June, 1994, the Company moved its principal executive offices to an industrial complex located at 400
West Avenue, Rochester, New York, which is owned by a real estate partnership in which Richard T. Aab, the Company's Chairman and Chief Executive Officer, is a general partner. For 1994, the Company paid a total of approximately
$200,000 in rent for this space to this partnership, which the Company believes is comparable to or below the market rate for similar office space in the Rochester area.

        During 1994, the Board of Directors authorized the Company to enter into a computer software development contract with AMBIX Systems Corp., in which company Richard T. Aab, the Company's Chairman and Chief Executive Officer, is the majority shareholder. Under this agreement, AMBIX is to develop certain customized telecommunications software to be licensed to the Company at a cost of approximately $328,000. Through December 31, 1994, the Company had paid approximately $100,000 of this total under this agreement.

        During 1994, the Company made a personal loan of $225,000 to Richard E.
Sayers, the Company's Vice Chairman, at a per annum interest rate of 1% over the prime rate, with the loan payable on demand and no later than December 31, 1994. As discussed in Note (9) to the Summary Compensation Table in Item 11 above, in January, 1995, Mr. Sayers repaid this loan in full with all accrued interest.


                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

        (a)  Financial Statements and Exhibits.

        (1) Financial Statements for ACC Corp. Employee Stock Purchase Plan for Plan year ended December 31, 1994:

     Report of Independent Public Accountants

     Statement of Net Assets

     Statement of Changes in Net Assets

     Notes to Financial Statements

        (d) Financial Statements for ACC Corp. Employee Stock Purchase Plan for Plan year ended December 31, 1994:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Plan Administrator of the ACC Corp. Employee Stock Purchase Plan:

We have audited the accompanying statement of net assets of the ACC Corp.
Employee Stock Purchase Plan as of December 31, 1994 and the related statement of changes in net assets for the period from adoption (February 8, 1994) to December 31, 1994. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of the ACC Corp. Employee Stock Purchase
Plan as of December 31, 1994, and the changes in its net assets for the period from adoption (February 8, 1994) to December 31, 1994, in conformity with generally accepted accounting principles.


                                   /s/ Arthur Andersen LLP

Rochester, New York
    March 30, 1995


ACC Corp.
Employee Stock Purchase Plan
Statement of Net Assets
December 31, 1994


ASSETS:

     Receivable from ACC Corp.                              $557

TOTAL ASSETS                                                $557


LIABILITIES AND PARTICIPANTS' EQUITY:
     Participants' equity                                   $557

TOTAL LIABILITIES AND PARTICIPANTS' EQUITY                  $557


The accompanying notes to financial statements are an integral part of this statement.

ACC Corp.
Employee Stock Purchase Plan
Statement of Changes in Net Assets
For the Period from Adoption (February 8, 1994) to December 31, 1994

ADDITIONS:

     Employee contributions                             $155,651

DEDUCTIONS:

     Stock purchased                                     151,600
     Employee withdrawals                                  3,494

     Total deductions                                    155,094

NET INCREASE IN PARTICIPANTS' EQUITY                         557

PARTICIPANTS' EQUITY, BEGINNING OF PERIOD                    ---

PARTICIPANTS' EQUITY, END OF PERIOD                         $557


The accompanying notes to financial statements are an integral part of this statement.

ACC Corp.
Employee Stock Purchase Plan
Notes to Financial Statements

1.   PLAN DESCRIPTION:

     The ACC Corp. Employee Stock Purchase Plan (the "Plan") was adopted by the Board of Directors on February 8, 1994 and was ratified by the shareholders on October 13, 1994. The first offering period began July 1, 1994. Officers did not participate until the ratification by the shareholders occurred. The Plan was established to provide employees with increased employment and performance incentives and to enhance ACC Corp.'s (the
"Company") efforts to attract and retain employees of outstanding ability.
The Plan permits eligible Company employees to make periodic purchases of shares of the Company's common stock through payroll deductions at prices below then-prevailing market prices. As of December 31, 1994, 500,000 shares of the Company's common stock (which may be treasury shares, authorized and unissued shares, or a combination thereof at the Company's discretion) are reserved for issuance under the Plan. The Plan is administered by the Executive Compensation Committee of the Board of Directors of ACC Corp. (the
"Committee"). None of the members of the Committee is eligible to participate in the Plan. Reference should be made to the Plan for more complete information.

     Any employee of the Company or any of its subsidiaries who is employed at least 20 hours per week is eligible to participate in the Plan.
Participants may enroll in the Plan prior to an offering commencement date. Employees may authorize payroll deductions of up to 15% of their then-current straight-time earnings during the term of an offering, which will be applied to the purchase of shares under the Plan. These payroll deductions will begin on that offering commencement date and will end on the last purchase date applicable to any offering in which he/she holds any options to purchase shares of the Company's common stock, or if sooner, on the effective date of his/her termination of participation in the Plan. Newly hired employees hired subsequent to an offering commencement date may begin participation in the Plan at the beginning of the next calendar quarter following their date of hire.

     Payroll deductions will be held by the Company as part of its general funds for the credit of the participants and will not accrue interest pending the periodic purchase of shares under the Plan.  On the last business day of each calendar quarter during the term of an offering, a participant will automatically be deemed to have exercised his/her options to purchase, at the applicable purchase price, the maximum number of full shares that can be purchased with the amounts deducted from the participant's pay during that
quarter, together with any excess funds from preceding quarters.   The
purchase price at which shares may be purchased under the Plan is 85% of the closing price of the Company's common stock in NASDAQ trading on either a) the offering commencement date (or, in the case of interim participation by newly hired employees, the date on which they are permitted to begin participation in that offering) or b) the date on which shares are purchased through the automatic exercise of an option to purchase shares under the Plan, whichever is lower.  The maximum number of shares that a participant will be permitted to purchase in any single offering is subject to certain limitations, as set forth in the plan document.

     A participant may, at any time and for any reason, withdraw from further participation in any offering or from the Plan by giving written notice. In such event, the participant's payroll deductions which have been credited to his/her plan account and not already expended to purchase shares under the Plan will be refunded without interest. No further payroll deductions will be made from his/her pay during the term of that offering. No withdrawing participant will be permitted to re-commence his/her participation in an offering, however, termination of participation in an offering or in the Plan will not have any effect upon subsequent eligibility to participate in the Plan. A participant's retirement, death or other termination of employment will be treated as a permanent withdrawal from participation. In the event of a participant's death, his/her estate or designated beneficiary shall have the right to elect, no later than 60 days following his/her date of death, to receive either the accumulated payroll deductions in the deceased participant's plan account or to exercise, on the next subsequent purchase date, the deceased participant's options to purchase the number of full shares of common stock that can be purchased with the balance in the decedent's plan account as of his/her date of death, together with the return of any excess cash, without interest.

     The Plan will expire on the first to occur of the following: (1) the date as of which participants purchase a number of shares equal to or greater than the number of shares authorized for issuance under the Plan; or (2) the date as of which the Board of Directors of the Company or the Committee terminates the Plan. In either case, all funds accumulated in each participant's plan account but not yet expended to purchase shares will be refunded without interest. If the Plan is terminated by reason of the exercise of rights to purchase a greater number of shares than are authorized for issuance under the Plan, all remaining shares available for issuance will be allocated to participants on a pro-rata basis.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements are prepared using the accrual basis of accounting. The Company pays all of the Plan's administrative expenses.

3.   INCOME TAX STATUS:

     The Plan is intended to qualify as an employee stock purchase plan under
Section 423 of the Internal Revenue Code. In order for favorable tax treatment to be available to the participant, the participant cannot dispose of any shares acquired under the Plan within two years following the date the option to purchase was granted, nor within one year following the date the shares were actually purchased.

4.   STOCK PURCHASES:

     Stock purchases by offering period are as follows:

                                        Purchase price Number of
Offering Period         Valuation Date  per share      shares purchased

July 1, 1994 -          July 1, 1994        $13.625        8,681
  December 31, 1994     December 31, 1994*  $14.750        4,073

*For those employees who began participation on October 1, 1994, the midpoint of the offering period.

     The valuation date is the date during the offering period on which the stock price was the lowest, therefore becoming the base for the calculation of shares to be purchased.


                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACC CORP.

Dated:  April 27, 1995             By:   /s/ John J. Zimmer
                                   John J. Zimmer,
                                   Vice President-Finance

