Form 10-Q
period 1995-03-31
ACC CORP
filed 1995-05-15
CIK 783233

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1995

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number   0-14567

ACC CORP.
(exact name of registrant as specified in its charter)

Delaware                                16-1175232
State of other jurisdiction of          I.R.S. Employer
incorporation or organization           Identification No.

400 West Avenue, Rochester, New York  14611
(Address of principal executive offices)

(716) 987-3000
(Registrant's telephone number, including area code)

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

	As of April 14, 1995, the Registrant had issued and outstanding 7,756,209 shares of its $.015 par value common stock.

	The total number of pages in this report is 12.

	The Index of Exhibits filed with the Report is found at Page 12.


				      ACC CORP. AND SUBSIDIARIES
				      CONSOLIDATED STATEMENTS OF INCOME
				      (UNAUDITED)
				      (Amounts in 000's, except share and per share data)

					Three months ended
					March 31,
					1995           1994
Revenue:
  Toll revenue                          $37,366         $30,229
  Leased lines and other                  2,342           2,106
					 39,708          32,335

Operating expenses:
  Network costs                          24,745          20,365
  Depreciation and amortization           2,532           1,960
  Selling, general and administrative    12,877           9,055
					 40,154          31,380

 Income (loss)  from operations            (446)            955

Other income (expense):
  Interest income                            23              25
  Interest expense                         (941)           (185)
  Foreign exchange loss                     (30)           (117)
					   (948)           (277)
 Income from continuing operations
  before provision for income taxes
  and minority interest                  (1,394)            678

 Provision for income taxes                 270             260

Income from continuing operations before
 minority interest                       (1,664)            418

Minority interest in loss (income) of
  consolidated subsidiary                    10             (72)

Net income                               (1,654)            346

Net income(loss) per common
 & common equivalent share:              ($0.23)          $0.05

Average number of common
 and common equivalent shares             7,085,727       7,071,577


						     ACC CORP AND SUBSIDIARIES
						     CONSOLIDATED BALANCE SHEETS
						(Amounts in 000's except share data)


				March 31,          December 31,                                March 31,          December 31,
				1995               1994                                        1995               1994
Current assets:                                                     Current liabilities:
 Cash and cash equivalents         $81              $1,021           Current maturities of
 Restricted cash                 -                     272            long-term debt            $1,557             $1,613
 Accounts receivable,
  net of allowance for                                               Accounts payable            8,955             10,498
  doubtful accounts of
  $1,707 in 1995 and                                                 Accrued network cost       12,060             10,443
  $1,035 in 1994                22,405              20,499           Other accrued expense       7,844              8,053
 Stock subscriptions
   receivable                    6,401               -               Dividends payable             -                  208
 Other receivables               4,967               5,433
 Prepaid and other assets        1,616               1,124             Total current
  Total current assets          35,470              28,349             liabilities              30,416             30,815

								     Deferred income taxes       3,925              3,675

Property, plant and equipment:                                       Long-term debt             31,214             29,914
 At cost                        64,723              62,618
 Less-accumulated depreciation                                      Minority interest            1,255              1,262
  and amortization             (20,376)            (18,537)
				44,347              44,081          Shareholders' equity:
								     Common stock, $.015 par value
								     Authorized-50,000,000 shares
								     Issued- 8,232,323 in 1995 and
								     7,652,601  in 1994            123                115
								     Capital in excess of
								     par value                  27,904             20,070
Other assets:                                                        Cumulative translation
 Restricted cash                 -                     157             adjustment               (1,131)            (1,013)
 Goodwill and customer base      6,573               6,884           Retained earnings            (138)             1,524
 Deferred installation costs     1,857               1,639                                      26,758             20,696
 Other                           3,711               3,642          Less-
				12,141              12,322           Treasury stock, at cost
									(726,589 shares)        (1,610)            (1,610)
									Total shareholders'
									equity                  25,148             19,086
									Total liabilities and
   Total assets                $91,958             $84,752              shareholders' equity   $91,958            $84,752

</TABLE


		    ACC CORP AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (UNAUDITED)
			(Amounts in 000's)
						FOR THE THREE MONTHS ENDED
							MARCH 31,
						   1995        1994
Cash flows from operating activities:
 Net income (loss)                                ($1,654)       $346
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                    2,532       1,960
   Deferred income taxes                              250         254
   Minority interest in income (loss) of
   consolidated subsidiary                            (10)         72
   Unrealized foreign exchange loss (gain)             (6)          4
   (Increase) decrease in assets:
      Restricted cash                                -            (11)
      Accounts receivable, net                     (1,816)     (2,573)
      Other receivables                               470         684
      Prepaid and other assets                       (483)        111
      Deferred installation costs                    (630)       (366)
      Other                                            (5)       (408)
   Increase (decrease) in liabilities:
      Accounts payable                             (1,541)        761
      Accrued network costs                         1,527        (916)
      Other accrued expenses                          198      (1,266)

       Total adjustments                              486      (1,694)

	Net cash used in operating activities      (1,168)     (1,348)

Cash flows from investing activities:
  Capital expenditures, net                        (1,845)     (4,215)
  Acquisition of customer base                       -           (992)

	Net cash used in investing activities      (1,845)     (5,207)

Cash flows from financing activities:
  Net borrowings under lines of credit              1,512       9,845
  Repayment of long-term debt                        (335)       (807)
  Proceeds from issuance of common stock            1,442        -
  Dividends paid                                     (208)     (3,619)

	Net cash provided by financing activities   2,411       5,419

Effect of exchange rate changes on cash              (338)        208

Net decrease in cash                                 (940)       (928)

Cash and cash equivalents at beginning of period    1,021       1,467

Cash and cash equivalents at end of period            $81        $539

Supplemental disclosures of cash
   flow information:

Cash paid during the period for:
  Interest                                           $942        $162
  Income taxes                                       -           -

Supplemental schedule of noncash investing activities:

  Equipment purchased through capital leases          $55        $694

Supplemental schedule of noncash financing activities:

  Sale of common stock ($6.6 million received
     in April, 1995)                               $6,840        -

  Exchange of treasury shares for common shares      -           $327


ACC CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 1995


1.      Statement of Management

	The condensed financial statements of ACC Corp. and subsidiaries ("The Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

	The interim financial statements contained herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented.

2.      Form 10-K

	Reference is made to the following footnotes included in the Company's 1994 Annual Report on Form 10-K:

			Principles of Consolidation
			Sale of Subsidiary Stock
			Revenue
			Property, Plant and Equipment
			Deferred Installation Costs
			Goodwill and Customer Base
			Common and Common Equivalent Shares
			Foreign Currency Translation
			Income Taxes
			Cash Equivalents and Restricted Cash
			Currency Forward Contracts
			Reclassifications
			Operating Information
			Discontinued Operations
			Asset Write-down
			Equal access costs
			Merger of local exchange subsidiary
			Acquisition
			Long-Term Debt, Lines of Credit and
			Financing Arrangements
			Common Stock
			Treasury Stock
			Commitments and Contingencies
			Geographic Area Information
			Related Party Transactions
			Subsequent Event



3.      Net Income Per Share

	Net Income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period. The average number of shares outstanding is computed as follows:

For the Three Months Ended March 31,:

Average Number Outstanding:        1995               1994

Common Shares                   6,932,453          6,906,218
Common Equivalent Shares          153,274            165,359
Total                           7,085,727          7,071,577

Fully diluted income per share did not differ materially from the primary data.

4.      Reclassification

	Certain reclassifications have been made to previously reported prior year balances to conform to the March 31, 1995 presentation.

5.      Sale of common stock

	The Company has completed an offshore offering of 825,000 shares of its Common Stock at an average price of $14.53 per share pursuant to SEC Regulation S, to foreign institutional investors through a placement agent. 575,000 shares, representing net proceeds of $7.8 million, after fees of $0.6 million, were sold during the first quarter. Proceeds of $1.4 million were received prior to March 31, and the balance was received during the first week of April. The remaining 250,000 shares were sold in April, 1995 for net proceeds of $3.3 million, after fees of $0.3 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Toll revenue for the three months ended March 31, 1995 increased by 23.8% to $37.4 million from $30.2 million for the same period in 1994. This increase was primarily due to the Company's United Kingdom
(U.K.) operations, which experienced a $5.2 million increase in toll revenue over the same quarter in 1994. At March 31, 1995, the Company had approximately 213,000 customers compared to approximately 103,000 at March 31, 1994, an increase of over 100%.

	Billable long distance minutes, which are a measure of the Company's volume, increased 25.8% to 273 million for the three months ended March 31, 1995, from 217 million minutes for the same period in 1994. This increase reflects the success of the Company's sales and marketing programs in all subsidiaries, particularly in the U.K. The rate of growth of billable minutes is higher than the rate of growth of toll revenue due to declining prices, on a per minute basis, and the increase in residential customers whose average rate per minute is lower, in the Canadian long distance marketplace, which were offset somewhat by higher per minute rates from the Company's U.K. customer base.

	For the three months ended March 31, 1995, leased lines and other revenue increased by 14.3% to $2.4 million from $2.1 million in 1994. This increase was due to increased local service revenue generated through the university program in the U.S.

	The following chart shows the total revenue contribution from each of the Company's operating units as well as billable long distance minutes (in 000's):

				Three months ended March 31,

				Percent                Percent
Revenue                 1995    of Total       1994    of Total

United States         $15,025      37.8%     $13,810    42.7%
Canada                 19,284      48.6%      18,302    56.6%
United Kingdom          5,399      13.6%         223      .7%
	Total         $39,708      100%      $32,335    100%


Billable minutes

United States         117,457      43.1%     111,821    51.5%
Canada                130,909      48.0%     104,696    48.2%
United Kingdom         24,330       8.9%         730      .3%
	Total         272,696      100%      217,247    100%


OPERATING EXPENSES

	Network costs increased 21.1% to $24.7 million for the three months ended March 31, 1995, from $20.4 million for the same period in 1994, due primarily to the increase in billable minutes. However, the increase in network costs was less than the increase in billable minutes due to the Company's increasingly efficient utilization of its leased facilities, decreased contribution rates in Canada, and a more favorable mix of traffic due to increased residential and student usage during off-peak hours. As a result, network costs as a percentage of total revenue decreased slightly to 62.3% for the three months ended March 31, 1995, from 63.0% for the same period in 1994.

	Depreciation and amortization expense increased to $2.5 million for the three months ended March 31, 1995, from $2.0 million for the same period in 1994. This increase was primarily attributable to assets placed in service in the third and fourth quarters of 1994, primarily equipment at U.S. university sites, the U.K. switching center and billing system, and the local switching center in Syracuse, New York.

	Selling, general and administrative expenses for the three months ended March 31, 1995 were $12.9 million compared with $9.0 million for the same period in 1994. This increase was primarily attributable to increased payroll and related costs, to increased marketing, sales and customer service costs associated with the rapid growth of the Company's operations in the U.K. and Canada, and to increased facility costs due to the Company's expanding operations and new headquarters in Rochester, New York. Costs incurred in the operations of the local service business were constant at approximately $0.5 million for the first quarter in both 1995 and 1994.

	Expressed as a percentage of revenue, selling, general and administrative expenses were 32.4% for the three months ended March 31, 1995, compared to 28.0% in 1994. This increase was primarily attributable to expenses related to the expansion, including marketing efforts described above and personnel costs, of the U.K. operations. As revenue from the Company's U.K. operations grows, selling, general and administrative expenses, on a consolidated basis, as a percentage of revenue, are anticipated to decline through economies of scale.


OTHER INCOME (EXPENSE)

	Net interest expense increased to $0.9 million for the three months ended March 31, 1995, compared to $0.2 million for the same period in 1994, due to the Company's increased borrowings on its lines of credit related to the financing of university projects in the U.S. and start-up costs for the U.K. and local service operations throughout 1994.

	Foreign exchange loss reflects the change in the value of Canadian and British currencies relative to the U.S. dollar. Foreign exchange loss for the three months ended March 31, 1995 decreased to $0.03 million compared to $0.1 million for the same period in 1994, due to the Company's increased hedging of foreign currency exposure.

	The provision for income taxes for the quarter increased to
$0.27 million from $0.26 million for the first quarter of 1994. The income tax provision that is recorded at March 31, 1995 is relative to the U.S.
operations only.   No income tax benefits have been recorded for the first
quarter 1995 operating losses in the U.K. and Canada due to the uncertainty of the Company's ability to utilize these losses to reduce future taxable income in those countries.

	Minority interest in income of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income attributable to the approximately 30% of the shares of that subsidiary that are publicly traded in Canada. For the three months ended March 31, 1995, minority interest in loss of consolidated subsidiary was a positive $0.01 million compared to a negative $0.07 million for the same period in 1994 due to the net loss generated by ACC's Canadian operations in 1995 as compared to net income in 1994.

	The Company's net loss for the three months ended March 31, 1995 was $1.7 million compared to net income of $0.3 million for the same period in 1994. The 1995 net loss is the result of expansion into new markets in Canada, significant startup costs in the U.K., operating expenses of providing local service in the U.S. and increased interest expense.
A net loss is anticipated for at least the next two quarters as the Company seeks to develop its new operations and increase its market share in all areas, particularly in the U.K.


SEASONALITY

	As the percentage of the Company's revenue generated by its university customers has increased, especially in the U.S., the Company's business has become more seasonal. Revenue generally increases during the school year, which runs from September through May in the U.S. and Canada, and from October through May in the U.K. During the summer months while university customer revenue is low, selling and administrative expenses, as a percent of revenue, generally increase due to the sales and marketing efforts related to generating new university customers for the following fall semester.


CAPITAL RESOURCES AND LIQUIDITY

	To date, the bulk of the Company's working capital needs have been met through funds generated from operations and from the Company's short-term lines of credit. In addition, the Company has used the proceeds from the sale of ACC TelEnterprises Ltd.'s common stock and the sale of its cellular operations, both in 1993, to fund the expansion of its operations in Canada and the U.K.

	The Company's principal need for working capital is to meet its selling, general and administrative expenses as its business expands. In addition, the Company's resources have been used for asset additions, customer base acquisitions and payments of dividends to its shareholders.

	The Company has various credit arrangements with financial institutions consisting of lines of credit, equipment loans and leasing arrangements. At March 31, 1995, the Company had total borrowing capacity of $30.0 million from lines of credit, of which $28.1 million was outstanding, $0.2 million was reserved for letters of credit, and $1.7 million was available.

	The Company has completed an offshore offering of 825,000 shares of its common stock at an average price of $14.53 per share pursuant to SEC Regulation S, to foreign institutional investors through a placement agent. 575,000 shares, representing net proceeds of $7.8 million, after fees of $0.6 million, were sold during the first quarter. Proceeds of $1.4 million were received prior on March 31, and the balance was received during the first week of April. The remaining 250,000 shares were sold in April, 1995 for net proceeds of $3.3 million, after fees of $0.3 million.

	During the first quarter of 1995, the Company obtained a commitment letter from a group of banks to enter into a financing agreement to convert its demand lines of credit into a $30.0 million term line of credit bearing an interest rate of prime plus one and one-half percent which will expire on April 1, 1996. At March 31, 1995, the Company had a working capital deficit of approximately $5.0 million. While the Company believes its cash flow from operations, the stock offering discussed above, and this line of credit are sufficient to meet the cash requirements of its current operations for at least the next twelve months, it must obtain additional financing in order to grow at its historic rates and achieve its long-term objectives.
The Company is currently negotiating with several entities to obtain additional long-term debt and/or equity financing to support this future growth.


PART II         OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS.

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

	The Massachusetts Superior Court conducted a trial on the liability issues in Yankee's claims in August, 1994, and in February, 1995, issued a judgment that rejected all of Yankee's claims against the Company. This judgment left open the precise amounts owed Yankee by ACC in respect of certain other matters and the amount that Yankee owed ACC for damages by reason of Yankee's breach of contract. In April, 1995, ACC and Yankee filed a stipulation in which each waived all further claims against the other and jointly moved for immediate entry of partial final judgment disposing of this case.

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


Item 5.         OTHER INFORMATION.

	In October, 1994, the Company signed an agreement to merge its local service subsidiary, ACC National Telecom Corp., with US ONE
Communications Corp. ("US ONE"). The proposed merger was subject to several conditions, one of which was US ONE acquiring equity capital. In April, 1995, US ONE notified the Company that it would not be able to fulfill this condition in the foreseeable future. As a result, the parties are in the process of arranging for the termination of the merger agreement.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				   ACC CORP.
				(Registrant)

Dated:  May 12, 1995            By: /s/ Michael R. Daley
					Michael R. Daley
					Executive Vice President and
					Chief Financial Officer



Dated:  May 12, 1995             By: /s/ Sharon L. Barnes
					Sharon L. Barnes
					Controller



	EXHIBIT INDEX

Exhibit No.          Description                   Pages

    11       Statement regarding computation    See Note 3 to the Notes
		of per share earnings.          to Consolidated Financial
						Statements contained in
						this report.

    27          Financial Data Schedule         Filed only with EDGAR filing,
						per Reg. S-K, Rule
						601(c)(1)(v)