Form 10-Q
period 1995-06-30
ACC CORP
filed 1995-08-14
CIK 783233

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION

          WASHINGTON, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       June 30, 1995

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

          Yes      X     No

          APPLICABLE ONLY TO CORPORATE ISSUERS:

               As of August 8, 1995, the Registrant had issued and outstanding, 7,761,607 shares of its $.015 par value Common Stock.

               The total number of pages in this report  is 16.

               The Index of Exhibits filed with the Report is found at Page 16

          ACC CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED)
          (Amounts in 000's, except per share data)

                                                 Three months ended           Six months ended
                                                 June 30,                     June 30,
                                              1995         1994            1995         1994
          Revenue:

            Toll revenue                     $39,585      $27,004         $76,948      $57,234
            Leased lines and other             2,048        1,803           4,387        3,910
                                              41,633       28,807          81,335       61,144

          Operating expenses:


            Network costs                     26,314       18,874          51,060       39,240
            Depreciation and amortization      2,863        2,107           5,394        4,055
            Selling, general and
            administrative                    13,311        9,634          26,192       18,690
                                              42,488       30,615          82,646       61,985

           Loss from operations                 (855)      (1,808)         (1,311)        (841)


          Other income (expense):

            Interest                          (1,409)        (327)         (2,327)        (499)
            Terminated merger costs            -             (200)          -             (200)
            Foreign exchange gain (loss)         (64)         284             (95)         168
                                              (1,473)        (243)         (2,422)        (531)


           Loss before provision for
            (benefit from) income taxes
            and minority interest             (2,328)      (2,051)         (3,733)      (1,372)

           Provision for (benefit from)
             income taxes                         18         (832)            290         (572)

           Loss before minority interest      (2,346)      (1,219)         (4,023)        (800)

           Minority interest in loss of
            consolidated subsidiary               96          195             107          124

          Net loss                           ($2,250)     ($1,024)        ($3,916)       ($676)

          Net loss per common
           & common equivalent share:         ($0.29)      ($0.15)         ($0.52)      ($0.10)

          Average number of common
           and common equivalent shares    7,858,492    7,042,733       7,467,907    7,051,477

                  ACC CORP. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
            (Amounts in 000's except share data)


                                                June  30,       December 31,
                                                  1995              1994
                                                (Unaudited)       (Audited)

          Current assets:
           Cash and cash equivalents                $215            $1,021
           Restricted cash                          -                  272
           Accounts receivable, net of allowance
            for doubtful accounts of $2,136 in
            1995 and $1,035 in 1994               25,983            20,499
           Other receivables                       4,704             5,433
           Prepaid and other assets                1,648             1,124
            Total current assets                  32,550            28,349


          Property, plant and equipment:
           At cost                                70,497            62,618
           Less-accumulated depreciation and
            amortization                         (22,482)          (18,537)
                                                  48,015            44,081

          Other assets:
           Restricted cash                          -                  157
           Goodwill and customer base              6,590             6,884
           Deferred installation costs, net        1,744             1,639
           Other                                   4,425             3,642
                                                  12,759            12,322

             Total assets                        $93,324           $84,752



          Current liabilities:
           Current maturities of
            long-term debt                        $2,312            $1,613
           Accounts payable                        7,154            10,498
           Accrued network costs                  17,226            10,443
           Other accrued expenses                  7,369             8,053
           Dividends payable                        -                  208

             Total current liabilities            34,061            30,815

          Deferred income taxes                    3,841             3,675

          Long-term debt                          17,973            29,914

          Subordinated debt                        9,808              -

          Minority interest                        1,187             1,262

          Shareholders' equity:
           Common stock, $.015 par value
            Authorized-50,000,000 shares
            Issued- 8,488,223 in 1995 and
            7,652,601  in 1994                       118               115
           Capital in excess of par value         31,510            20,070
           Cumulative translation adjustment        (942)           (1,013)
           Retained earnings                      (2,622)            1,524
                                                  28,064            20,696

          Less-
           Treasury stock, at cost (726,589
             shares)                              (1,610)           (1,610)
              Total shareholders' equity          26,454            19,086

              Total liabilities and
              shareholders' equity               $93,324           $84,752

          ACC CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
          (Amounts in 000's, except per share data)



                                                               FOR THE SIX MONTHS ENDED
                                                                        JUNE 30
                                                                  1995        1994
        Cash flows from operating activities:
           Net loss                                             ($3,916)      ($676)

           Adjustments to reconcile net income to net cash
           provided by operating activities:
             Depreciation and amortization                        5,394       4,055
             Deferred income taxes                                  268        (594)
             Minority interest in loss of consolidated subsidiary  (107)       (124)
             Unrealized foreign exchange loss (gain)                207        (229)
             Amortization of deferred financing costs               108        -
             Loss on disposal of equipment                          193        -
             (Increase)decrease in assets:
                Restricted cash                                    -            (24)
                Accounts receivable, net                         (5,268)     (1,791)
                Other receivables                                   743         253
                Prepaid and other assets                           (515)        154
                Deferred installation costs                        (863)       (535)
                Other                                               383        (541)
             Increase(decrease) in liabilities:
                Accounts payable                                 (3,407)       (700)
                Accrued network costs                             6,716      (2,429)
                Other accrued expenses                             (398)        215

                 Total adjustments                                3,454      (2,290)

                  Net cash used in operating activities            (462)     (2,966)

          Cash flows from investing activities:
            Capital expenditures                                 (4,775)    (12,880)
            Acquisition of customer base                           (227)     (1,757)

                  Net cash used in investing activities          (5,002)    (14,637)

          Cash flows from financing activities:
            Net borrowings (repayments) under lines of credit   (13,316)     20,885
            Repayment of long-term debt                            (933)     (1,132)
            Proceeds from issuance of common stock               11,243        -
            Proceeds from issuance of subordinated debt          10,000        -
            Financing costs                                      (1,319)         (1)
            Dividends paid                                         (440)     (3,826)

                  Net cash provided by financing activities       5,235      15,926

          Effect of exchange rate changes on cash                  (577)        324

          Net decrease in cash and cash equivalents                (806)     (1,353)

          Cash and cash equivalents at beginning of period        1,021       1,467

          Cash and cash equivalents at end of period               $215        $114

          Supplemental disclosures of cash flow information:
          Cash paid during the period for:
            Interest                                             $2,041        $417
            Income taxes                                           $103        $280

          Supplemental schedule of noncash investing activities:
            Equipment purchased through capital leases           $2,995        $805

          Supplemental schedule of noncash financing activities:
            Exchange of treasury shares for common shares          -           $327

          ACC CORP. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements

          June 30, 1995

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



          3.   Net Income Per Share

               Net Income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period. The average number of shares outstanding is computed as follows:

                              For the Six Months           For the Three
                              Ended June 30:               Months Ended June 30:
          Average Number
          Outstanding:           1995           1994        1995           1994

          Common Shares       7,332,899      6,908,061    7,728,944      6,909,883
          Common Equivalent
               Shares           135,008        143,416      129,548        132,850

          Total               7,467,907      7,051,477    7,858,492      7,042,733

          Fully diluted income per share did not differ materially from the primary data.

          4.   Reclassification

               Certain reclassifications have been made to previously reported prior year balances to conform to the June 30, 1995 presentation.

          5.   Sale of Common Stock

               During 1995, the Company made an offshore offering of 825,000 shares of its Common Stock at an average price of $14.53 per share, pursuant to SEC Regulation S, to foreign investors through a placement agent. The offering raised net proceeds of $11.1 million, after deduction of fees and expenses of $0.9 million. In conjunction with this transaction, warrants to purchase 82,500 shares of Common Stock were issued.

          6.   Private Placement

               In May, 1995, the Company completed a $10 million private placement of 12% convertible subordinated debt to a group of private investors led by Fleet Equity Partners. The notes are convertible into 10,000 shares of cumulative, convertible Series A Preferred Stock subject to approval of that class of stock by the Company's shareholders, which was received at their annual meeting on July 19, 1995. The Series A preferred shares will have a liquidation value of $1,000 per share, will accrue cumulative dividends of 12% annually, and will be convertible into Common Stock at an initial conversion price of $16 per share, or 625,000 shares, subject to certain adjustments. All of the outstanding Series A preferred shares will be repaid in cash or partly in cash and partly in Common Stock, on the seventh anniversary of the closing at the greater of i) the principal amount plus all accrued and unpaid interest and dividends or ii) the fair market value of the underlying Common Stock into which the preferred shares are convertible. Optional repayments are permitted at any time.
          The preferred shares will be automatically converted into Common Stock if, after the second anniversary of the closing, i) the daily trading volume of the Common Stock exceeds 5% of the number of shares of Common Stock issuable upon conversion of the preferred shares for 45 consecutive trading days, ii) the holders of the preferred shares are not subject to any underwriters lock up agreement and iii) the average closing price of the Common Stock for 15 consecutive trading days exceeds the price set forth in the investment agreement (ranging from $32.00 to $57.33), depending on the period of time that the preferred shares have been outstanding.

               At closing, warrants for 100,000 shares of the Company's Common Stock were issued at an initial exercise price of $16 per share. Also at closing, the Company issued warrants to purchase Common Stock that will become exercisable upon one or more optional repayments of the Series A preferred shares, and will permit each holder to acquire initially the same number of shares of Common Stock into which the preferred shares were convertible as of the relevant repayment date.

               The Series A preferred stock will be senior to all classes and series of preferred stock and Common Stock as to the payment of dividends and redemptions, and upon liquidation at liquidation value, senior to all other classes of the Company's capital stock. In certain circumstances, the holders of the Series A Preferred Stock will have preemptive rights to purchase, on an as-converted basis, a pro rata portion of certain Common Stock issuances by the Company. The Fleet Equity investors are entitled to elect one director to the Company's Board of Directors, so long as more than 33% of the Series A Preferred Stock (or subordinated debt) is outstanding. They also have the right to approve certain transactions as listed in the agreement.

               At June 30, 1995, the legal form of the transaction was subordinated debt, and it has been reflected as such on the accompanying balance sheet. The debt has been recorded net of unamortized discount of approximately $8,000, and the value assigned to the warrants issued at closing of $0.2 million. Unamortized issuance costs of approximately $0.9 million are shown on the accompanying balance sheet as other long term assets. On subsequent balance sheets, as long as the preferred shares are outstanding, the unamortized portions of these amounts will be shown as a reduction of redeemable preferred stock. The carrying value of the redeemable preferred stock will be accreted to the liquidation value, as defined, over the seven year term.

          7.   Long-Term Debt

               On June 7, 1995, the Company entered into a commitment for a $35 million five year senior credit facility with two financial institutions. On July 21, 1995, the transaction was closed and $15 million was borrowed under the new agreement, which was used to pay down and terminate the Company's previously existing lines of credit and to pay fees related to the transaction.

               The agreement contains certain financial covenants, one of which limits the amount that may be borrowed against this facility, based on the Company's operating cash flow. The facility will be reduced in quarterly increments commencing 24 months after closing. Borrowings under the facility are secured by certain of the Company's assets, and will bear interest at either LIBOR or prime interest rates, with additional percentage points added based on a ratio of debt to operating cash flow, as defined in the loan agreement.

               The Company is obligated to pay the managing agent banks a contingent interest payment based on the appreciation in value of 140,000 shares of the Company's Common Stock over the 18 month period following the date of closing. The payment will range from $750,000 to $2,100,000.

               In addition to paying off the Company's previously existing lines of credit, proceeds from the facility will be used to finance capital expenditures and provide working capital.



          ITEM 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

          RESULTS OF OPERATIONS

               The following chart shows the total revenue contribution from each of the Company's operating units as well as billable long distance minutes (in 000's): Revenue and minutes are shown net of revenue and minutes from affiliates.

                         Three months ended June 30,

                                   Percent of               Percent of
          Revenue         1995      Total          1994      Total

          United States  $13,492   32.4%          $12,401   43.1%
          Canada          19,908   47.8%           16,080   55.8%
          United Kingdom   8,169   19.6%              326    1.1%
          Local Exchange      64     .2%              -        -
                         $41,633   100.0%         $28,807   100.0%

          Billable Minutes

          United States  106,996   39.8%          102,195   50.1%
          Canada         125,334   46.7%          100,673   49.3%
          United Kingdom  36,157   13.5%            1,252     .6%
                         268,487  100.0%          204,120  100.0%


                         Six months ended June 30,

                                   Percent of               Percent of
          Revenue        1995      Total            1994      Total

          United States  $28,493   35.0%          $26,213    42.9%
          Canada          39,191   48.2%           34,382    56.2%
          United Kingdom  13,568   16.7%              549      .9%
          Local Exchange      83     .1%               -        -
                         $81,335   100.0%         $61,144   100.0%

          Billable Minutes

          United States  224,413   41.5%          214,016   50.8%
          Canada         256,244   47.3%          205,369   48.7%
          United Kingdom  60,486   11.2%            1,982     .5%
                         541,143   100.0%         421,367   100.0%

                    For the three months ended June 30, 1995, toll revenue increased by 46.6% to $39.6 million from $27.0 million for the three months ended June 30, 1994. In the United States, revenue increased 8.5%, due to both volume and price increases. In Canada, revenue increased 25.3% primarily as a result of an increased volume of billable minutes, with prices remaining fairly consistent with the second quarter of 1994, representing an improvement over the preceding two quarters. In the United Kingdom (U.K.), revenue increased 2,444% due to substantial volume increases, offset slightly by lower prices, as a result of entering into commercial and residential markets, whereas in 1994, ACC's U.K. customers were primarily university students.

               For the six months ended June 30, 1995, toll revenue increased by 34.4% to $76.9 million from $57.2 million for the six months ended June 30, 1994. In the United States, revenue increased 8%, and was fairly evenly split between volume and price increases.
          In Canada, revenue increased 14.8%, largely attributable to volume increases, with slight price declines compared to the same six months in 1994. The price declines were a result of price competition in the first quarter of 1994 that resulted in decreased rates in the second quarter of 1994, but which have been relatively stable since June 30, 1994. The U.K. had a 2,412% revenue increase, due to significant volume increases offset by price declines as discussed above. In the U.K., favorable exchange rates accounted for approximately 6% of the increase.

               Leased lines and other revenue increased 13.6% to $2.0 million for the quarter ended June 30, 1995 from $1.8 million for the same period in 1994. For the six month period ended June 30, 1995, leased lines and other revenue increased 12.2% to $4.4 million from $3.9 million for the same period in 1994. These increases primarily related to increased local revenue generated by both the University Program in the U.S. and the start up of local exchange operations in upstate New York.


          OPERATING EXPENSES

               Network costs increased to $26.3 million and $51.1 million for the three and six months ended June 30, 1995, respectively, from $18.9 million and $39.2 million for the same periods in 1994. Expressed as a percentage of revenue, network costs decreased to 63% for the three months ended June 30, 1995 from 66% for the same period in 1994, and decreased slightly to 63% for the six month period ended June 30, 1995 from 64% for the same period in 1994. The decreases, as a percentage of revenue, were mainly due to lower Canadian contribution rates and volume related efficiencies in Canada. These decreases were partially offset by increased per minute costs in the United Kingdom where the Company's network is still being developed.

               Depreciation and amortization increased to $2.8 million and $5.4 million for the three and six months ended June 30, 1995, respectively, from $2.1 million and $4.1 million for the same periods in 1994. These increases were primarily due to assets placed in service during the third and fourth quarters of 1994, particularly equipment at U.S. university sites, the U.K. switching center and billing system, and the local switching center in Syracuse, New York. The Company anticipates that depreciation will increase during the second half of 1995 as a result of several switching center upgrades scheduled.

               Selling, general and administrative expenses increased to $13.3 million and $26.2 million for the three and six month periods ended June 30, 1995, respectively, from $9.6 million and $18.7 million for the same periods in 1994. These increases were primarily attributable to increased payroll and related costs, increased marketing, sales and customer costs associated with the rapid growth of the Company's operations in the U.K. and Canada, and increased facility costs due to the Company's expanding operations and headquarters in Rochester, New York. Costs incurred in the operations of the local service business decreased to $0.5 million and $0.9 million, respectively, for the three and six month periods ended June 30, 1995 from $0.8 million and $1.3 million for the same periods in 1994, due to reduced legal, regulatory, and engineering costs as that business moves out of start-up mode.

               Expressed as a percentage of revenue, selling, general and administrative expenses declined to 32% for the three months ended June 30, 1995 compared to 33% for the same period in 1994, primarily as a result of significant revenue increases in the U.K. For the six month periods ended June 30, 1995 and 1994, selling, general and administrative expenses as a percentage of revenue were 32% and 31%, respectively. The year to date increase is reflective of the increased level of activity in the U.K. in the first quarter of 1995 versus the first quarter of 1994. Under its present business plans, the Company anticipates that this ratio will decrease slightly in the third quarter. As the Company's revenue continues to increase and its operations mature, particularly in the emerging U.K. market, selling, general and administrative expenses are anticipated to decrease as a percent of revenue.


          OTHER INCOME (EXPENSE)

               Net interest expense increased to $1.4 million and $2.3 million, respectively, for the three and six month periods ended June 30, 1995 from $0.3 million and $0.5 million for the same periods in 1994. These increases were due to increased borrowing on the Company's lines of credit related to financing of university projects in the U.S., start up of the U.K. and the local service businesses during 1994, write-off of deferred financing costs related to the Company's lines of credit which were terminated in July, 1995, and debt service costs associated with the subordinated 12% notes issued in May, 1995. The Company anticipates that interest expense will decline in the short term as a result of the new financing arrangements discussed in the Notes to Consolidated Financial Statements.

               Foreign exchange loss reflects the change in the value of Canadian and British currencies relative to the U.S. dollar. Foreign exchange loss for the three months ended June 30, 1995 was $0.1 million compared to a gain of $0.3 million for the same period in 1994, due to the Company's increased hedging of foreign currency exposure.

               The provision for income taxes for the quarter was $18,000 compared to a benefit of $0.8 million for the second quarter of 1994. The income tax provision that was recorded at June 30,
          1995 is relative to the U.S. operations only.   No income tax
          benefits have been recorded for the 1995 operating losses in the U.K. and Canada, due to the uncertainty of the Company's ability to utilize these losses to reduce future taxable income in those countries.

               Minority interest in income of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income attributable to the approximately 30% of the shares of that subsidiary that are publicly traded in Canada. For the three months ended June 30, 1995, minority interest in loss of consolidated subsidiary was $0.1 million compared to $0.2 million for the same period in 1994 due to the improvement in the Canadian subsidiary's operating results in 1995.

               The Company's net loss for the three and six month periods ended June 30, 1995 was $2.3 million and $3.9 million, respectively, versus $1.0 million and $0.7 million for the same periods in 1994. These results were primarily due to continued start-up losses in the U.K. and local exchange businesses, debt restructuring costs, and non-recognition of income tax benefits in foreign subsidiaries. The Company anticipates a net loss for at least the next quarter as it continues to make investments in all subsidiaries, particularly the U.K.

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

               During 1995, the Company has been focused on improving its balance sheet, as well as obtaining debt and equity financing to continue to finance the growth of the business. During the second quarter and subsequently, three transactions have been completed to accomplish these goals.

               In April, the Company completed an offshore offering of 825,000 shares of its Common Stock at an average price of $14.53 per share, pursuant to SEC Regulation S, to foreign investors through a placement agent, raising net proceeds of $11.1 million, after fees of $0.9 million.

               In May, 1995, the Company completed a $10 million private placement of 12% convertible subordinated debt to a group of private investors led by Fleet Equity Partners. The notes are convertible into 10,000 shares of cumulative, convertible Series
          A Preferred Stock subject to approval of the creation of that class of stock by the Company's shareholders, which was received at their annual meeting on July 19, 1995. The Series A preferred shares will have a liquidation value of $1,000 per share, will accrue cumulative dividends of 12% annually, and will be convertible into Common Stock at an initial conversion price of $16 per share, or 625,000 shares, subject to certain adjustments. All of the outstanding Series A preferred shares will be repaid in cash, or partly in cash and partly in Common Stock, on the seventh anniversary of the closing at the greater of i) the principal amount plus all accrued and unpaid interest and dividends or
          ii) the fair market value of the underlying Common Stock into which the preferred shares are convertible. The preferred shares are automatically converted to Common Stock if certain conditions are met.

               The Company used the proceeds from the two private placements mentioned above to reduce its previously existing lines of credit. The Company also discontinued paying regular dividends as part of its plan to retain funds to support its growth and operations.

               The third phase of the Company's financing plan was to restructure existing debt. On June 7, 1995, the Company entered into a commitment for a $35 million five year senior credit facility with two leading telecommunications lending financial institutions. On July 21, 1995, the transaction was closed and $15 million was borrowed under the new agreement which was used to pay down and terminate the Company's previously existing lines of credit and to pay fees related to the transaction.

               The agreement contains certain financial covenants, one of which limits the amount that may be borrowed against this facility, based on the Company's operating cash flow. The facility will be reduced in quarterly increments commencing 24 months after closing. At August 11, 1995, the available facility was approximately $30 million, of which $12 million was unused. Borrowings bear interest based on either LIBOR or prime interest rates, with additional percentage points added based on a ratio of debt to operating cash flow, as defined in the loan agreement.

               The Company is obligated to pay the lenders a contingent interest payment based on the appreciation in value of 140,000 shares of the Company's Common Stock. The payment will range from $750,000 to $2,100,000 and is due upon the earlier of i) 18 months following the closing date, ii) any subsequent refinancing of the facility, iii) the signing of a letter of intent to sell the Company or any material subsidiary, or iv) the cessation of active trading of the Company's Common Stock on other than a temporary basis.
          The Company believes that it will have adequate cash flow from operations or available bank lines to make this payment and will accrue the expenditure over the next 18 months.

               In addition to paying off the Company's previously existing lines of credit, proceeds from the facility will be used to finance capital expenditures and provide working capital for all business segments.

               At June 30, 1995, the Company had a working capital deficit of approximately $1.5 million. This deficit position was eliminated shortly after quarter-end with the first borrowing under the Company's new credit facility. The Company believes its cash flow from operations, vendor financing agreements and its new credit facility are sufficient to meet the cash requirements of its current operations for the foreseeable future.



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

               The Massachusetts Superior Court conducted a trial on the liability issues in Yankee's claims in August, 1994, and in February, 1995, issued a judgment that rejected all of Yankee's claims against the Company. This judgment left open the precise amounts owed Yankee by ACC in respect of certain other matters and the amount that Yankee owed ACC for damages by reason of Yankee's breach of contract. In April, 1995, pursuant to a stipulation filed by ACC and Yankee in which each waived all further claims against the other, the court entered partial final judgment disposing of this case.

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

          Item 5.   OTHER INFORMATION.

               In October, 1994, the Company signed an agreement to merge its local service subsidiary, ACC National Telecom Corp., with US ONE Communications Corp. ("US ONE"). The proposed merger was subject to several conditions, one of which was US ONE acquiring equity capital. In April, 1995, US ONE notified the Company that it would not be able to fulfill this condition in the foreseeable future. As a result, the parties have terminated this merger agreement.

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits. See Exhibit Index.

               (b)  Reports on Form 8-K.

                    (1) On April 13, 1995, the Company filed a Report on Form 8-K to report, under the heading of Item 5, Other Events, on the completion of an offshore offering of its Common Stock made pursuant to SEC Regulation S. The Company filed this Form 8-K pursuant to Securities Act Rule 135c to avail itself of the "safe harbor" provided by Rule 902(b)(7) of Regulation S.

                    (2)  On June 22, 1995, the Company filed a Report on
               Form 8-K to report, under the heading of Item 5, Other Events, on the May 22, 1995 closing of a $10,000,000 investment in the Company by an investment group led by Fleet Equity Partners and the election of Robert M. Van Degna to the Company's Board of Directors as the representative of the Fleet Equity investors.


          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACC CORP.
                                        (Registrant)



          Dated: August 14, 1995        /s/ Michael R. Daley
                                        Michael R. Daley,
                                        Executive Vice President &
                                        Chief Financial Officer

          Dated:  August 14, 1995       /s/ Sharon L. Barnes
                                        Sharon L. Barnes Controller


          EXHIBIT INDEX


       Exhibit No.              Description                   Location

         11          Statement regarding computation    See Note 3 to the
                     of per share earnings.             Notes to
                                                        Consolidated Financial
                                                        Statements contained
                                                        in this report.


         27           Financial Data Schedule           Filed only with EDGAR
                                                        filing, per Reg. S-K,
                                                        Rule 601(c)(1)(v)