Form 10-Q
period 1995-09-30
ACC CORP
filed 1995-11-14
CIK 783233

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Yes  X          No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 1995, the Registrant had issued and outstanding, 7,855,062 shares of its $.015 par value Class A Common Stock, and 10,000 shares of its Series A Preferred Stock.

The Index of Exhibits filed with the Report is found at Page 19.



                                        ACC CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                                (Amounts in 000's, except per share data)

                                  Three months ended         Nine months ended
                                     September 30,              September 30,
                                   1995        1994           1995        1994
Revenue:
  Toll revenue                    $42,322     $26,584       $119,268     $83,817
  Leased lines and other            3,589       1,825          7,973       5,735
                                   45,911      28,409        127,241      89,552

Operating expenses:
  Network costs                    28,105      17,749         79,163      56,988
  Depreciation and amortization     3,011       2,259          8,405       6,314
  Selling, general and
  administrative                   15,159      11,943         41,345      30,632
  Equal access costs                   -        2,463             -        2,463
                                   46,275      34,414        128,913      96,397

 Loss from operations                (364)     (6,005)        (1,672)     (6,845)

Other income (expense):
  Interest                         (1,340)       (644)        (3,666)     (1,143)
  Terminated merger costs            -           -              -           (200)
  Foreign exchange gain (loss)        (14)        (62)          (109)        106
                                   (1,354)       (706)        (3,775)     (1,237)

 Loss before provision for income
   taxes and minority interest     (1,718)     (6,711)        (5,447)     (8,082)

 Provision for income taxes           249       3,988            538       3,417

 Loss before minority interest     (1,967)    (10,699)        (5,985)    (11,499)

Minority interest in loss of
  consolidated subsidiary             118       2,243            225       2,367

Net loss                          ($1,849)    ($8,456)       ($5,760)    ($9,132)

Net loss per common
 & common equivalent share:        ($0.24)     ($1.20)        ($0.77)     ($1.29)

Average number of common
 and common equivalent shares      7,978,225   7,047,071      7,643,174   7,060,731


        ACC CORP. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
  (Amounts in 000's except share data)


                                      September 30,   December 31,
                                         1995            1994
                                      (Unaudited)      (Audited)
Current assets:
 Cash and cash equivalents               $1,672           $1,021
 Restricted cash                          -                  272
 Accounts receivable, net of allowance
  for doubtful accounts of $2,659 in
  1995 and $1,035 in 1994                31,867           20,499
 Other receivables                        5,504            5,433
 Prepaid and other assets                 1,859            1,124
  Total current assets                   40,902           28,349


Property, plant and equipment:
 At cost                                 75,781           62,618
 Less-accumulated depreciation and
  amortization                          (24,789)         (18,537)
                                         50,992           44,081

Other assets:
 Restricted cash                          -                  157
 Goodwill and customer base              14,602            6,884
 Deferred installation costs, net         1,801            1,639
 Other                                    4,777            3,642
                                         21,180           12,322

   Total assets                        $113,074          $84,752

Current liabilities:
 Notes payable                           $2,966            $  -
 Current maturities of
  long-term debt                          2,573            1,613
 Accounts payable                         6,386           10,498
 Accrued network costs                   25,651           10,443
 Other accrued expenses                  13,200            8,053
 Dividends payable                        -                  208
   Total current liabilities             50,776           30,815

Deferred income taxes                     4,088            3,675

Long-term debt                           23,445           29,914

Redeemable preferred stock                8,997            -

Minority interest                         1,092            1,262

Shareholders' equity:
 Class A Common stock, $.015 par value
  Authorized-50,000,000 shares
  Issued- 8,498,580 in 1995 and
  7,652,601  in 1994                        127              115
 Capital in excess of par value          31,515           20,070
 Cumulative translation adjustment         (888)          (1,013)
 Retained earnings                       (4,468)           1,524
                                         26,286           20,696
Less-
 Treasury stock, at cost (726,589
   shares)                               (1,610)          (1,610)
    Total shareholders' equity           24,676           19,086

    Total liabilities and
    shareholders' equity               $113,074          $84,752


                        ACC CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                        (Amounts in 000's, except per share data)

                                                                FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                                1995            1994

Cash flows from operating activities:
 Net loss                                                       ($5,760)        ($9,132)

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                  8,405           6,314
   Deferred income taxes                                            515           2,932
   Minority interest in income of consolidated subsidiary          (225)         (2,367)
   Unrealized foreign exchange loss                                 430             (50)
   Amortization of deferred financing costs                         165             -
   Loss on disposal of equipment                                    193             -
   (Increase) decrease in assets:
      Restricted cash                                                -              -
      Accounts receivable, net                                  (10,040)         (2,350)
      Other receivables                                             252             184
      Prepaid and other assets                                     (329)            712
      Deferred installation costs                                (1,160)           (835)
      Other                                                         415            (827)
   Increase (decrease) in liabilities:
      Accounts payable                                           (8,217)           (991)
      Accrued network costs                                      15,041           1,762
      Other accrued expenses                                      3,305           2,021

       Total adjustments                                          8,750           6,505

        Net cash provided by (used in) operating activities       2,990          (2,627)

Cash flows from investing activities:
  Capital expenditures, net                                      (8,709)        (21,525)
   Payment for purchase of subsidiary, net of cash acquired      (1,386)             -
  Acquisition of customer base                                     (229)         (2,077)

        Net cash used in investing activities                   (10,324)        (23,602)

Cash flows from financing activities:
  Net borrowings (repayments) under lines of credit              (7,602)         30,378
  Repayment of long-term debt                                    (1,734)         (1,320)
  Proceeds from issuance of common stock                         11,395              87
  Proceeds from issuance of preferred stock                      10,000
  Repurchase of minority interest                                   -              (215)
  Financing costs                                                (2,807)            -
  Dividends paid                                                   (440)         (4,033)

        Net cash provided by financing activities                 8,812          24,897

Effect of exchange rate changes on cash                            (827)           (135)

Net increase (decrease) in cash from continuing operations          651          (1,467)

Cash and cash equivalents at beginning of period                  1,021           1,467

Cash and cash equivalents at end of period                       $1,672              -

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                       $2,831          $1,010
  Income taxes                                                     $103            $280

Supplemental schedule of noncash investing activities:
  Equipment purchased through capital leases                     $2,995            $942
  Purchase of subsidiary with short-term notes payable           $2,966              -

Supplemental schedule of noncash financing activities:
  Exchange of treasury shares for common shares                    -               $327



ACC CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 1995

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

2.      Form 10-K

        Reference is made to the following footnotes included in the Company's 1994 Annual Report on Form 10-K:

                        Principles of Consolidation
                        Sale of Subsidiary Stock
                        Revenue
                        Property, Plant and Equipment
                        Deferred Installation Costs
                        Goodwill and Customer Base
                        Common and Common Equivalent Shares
                        Foreign Currency Translation
                        Income Taxes
                        Cash Equivalents and Restricted Cash
                        Currency Forward Contracts
                        Reclassifications
                        Operating Information
                        Discontinued Operations
                        Asset Write-down
                        Equal access costs
                        Merger of local exchange subsidiary
                        Acquisition
                        Long-Term Debt, Lines of Credit and
                        Financing Arrangements
                        Class A Common Stock
                        Treasury Stock
                        Commitments and Contingencies
                        Geographic Area Information
                        Related Party Transactions
                        Subsequent Event

3.      Net Income Per Share

        Net Income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period and net income reduced by preferred dividends. For the three and nine month periods in 1995, preferred dividends were $98,630. There were no preferred dividends in 1994. The average number of shares outstanding is computed as follows:


                                For the Nine Months             For the Three Months
                                Ended September 30:             Ended September 30:
Average Number Outstanding:     1995            1994            1995            1994

Common Shares                   7,478,161       6,909,012       7,763,949       6,910,883
Common Equivalent Shares          165,013         151,719         214,276         136,188
        Total                   7,643,174       7,060,731       7,978,225       7,047,071


        Fully diluted income per share amounts are not presented for the three and nine month periods ended September 30, 1995, because inclusion of these amounts would be anti-dilutive.

4.      Reclassification

        Certain reclassifications have been made to previously reported prior year balances to conform to the September 30, 1995 presentation.

5.      Sale of Class A Common Stock

        During 1995, the Company made an offshore offering of 825,000 shares of its Class A Common Stock at an average price of $14.53 per share, pursuant to SEC Regulation S, to foreign investors through a placement agent. The offering raised net proceeds of $11.1 million, after deduction of fees and expenses of $0.9 million. In conjunction with this transaction, warrants to purchase 82,500 shares of Class A Common Stock at an exercise price of $14.40 were issued. These warrants were exercised subsequent to September
30, 1995.

6.      Private Placement

        On May 22, 1995, the Company completed a $10 million private placement of 12% convertible subordinated debt to a group of private investors led by Fleet Equity Partners. The notes were converted into 10,000 shares of cumulative, convertible Series A Preferred Stock on September 1, 1995. The Series A preferred shares have a liquidation value of $1,000 per share, accrue cumulative dividends of 12% annually, payable upon redemption, and are convertible into Class A Common Stock at an initial conversion price of $16 per share, or 625,000 shares, subject to certain adjustments. All of the outstanding Series A preferred shares will be repaid in cash, or partly in cash and partly in Class A Common Stock, on the seventh anniversary of the closing at the greater of i) the principal amount plus all accrued and unpaid interest and dividends or ii) the fair market value of the underlying Class A Common Stock into which the preferred shares are convertible. Optional repayments are permitted at any time. The preferred shares will be automatically converted into Class A Common Stock if, after the second anniversary of the closing, i) the daily trading volume of the Class A Common Stock exceeds 5% of the number of shares of Class A Common Stock issuable upon conversion of the preferred shares for 45 consecutive trading days,
ii) the holders of the preferred shares are not subject to any underwriters lock up agreement and iii) the average closing price of the Class A Common Stock for 15 consecutive trading days exceeds the price set forth in the investment agreement (ranging from $32.00 to $57.33, depending on the period of time that the preferred shares have been outstanding).

        At closing, warrants for 100,000 shares of the Company's Class A Common Stock were issued at an initial exercise price of $16 per share. Also at closing, the Company issued warrants to purchase Class A Common Stock that will become exercisable upon one or more optional repayments of the Series A preferred shares at an exercise price of $16.00, subject to adjustments as defined in the Agreement, and will permit each holder to acquire initially the same number of shares of Class A Common Stock into which the preferred shares were convertible as of the relevant repayment date.

        The Series A preferred stock is senior to all classes and series of preferred stock and Class A Common Stock as to the payment of dividends and redemptions, and upon liquidation at liquidation value, senior to all other classes of the Company's capital stock. In certain circumstances, the holders of the Series A Preferred Stock will have preemptive rights to purchase, on an as-converted basis, a pro rata portion of certain Class A Common Stock issuances by the Company. The Fleet Equity investors are entitled to elect one director to the Company's Board of Directors, so long as more than 33% of the Series A Preferred Stock is outstanding. They also have the right to approve certain transactions as listed in the agreement.

        At September 30, 1995, the Series A preferred stock is reflected on the accompanying balance sheet as redeemable preferred stock, and is shown inclusive of cumulative unpaid dividends, and net of unamortized issuance costs. The carrying value of the redeemable preferred stock will be accreted to the liquidation value, as defined, over the seven year term.

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

        The Company is obligated to pay the managing agent banks a contingent interest payment based on the appreciation in value of 140,000 shares of the Company's Class A Common Stock over the 18 month period following the date of closing. The payment will range from $750,000 to $2,100,000.

        In addition to repaying the Company's previously existing lines of credit, proceeds from the facility will be used to finance capital expenditures and provide working capital. In conjunction with the closing the Company issued to a financing agent warrants to purchase 30,000 shares of the Company's Class A Common Stock at an exercise price of $16.00 per share.

8.      Purchase

        As of August 1, 1995, the Company acquired Metrowide Communications (Metrowide) in a business combination accounted for as a purchase. Metrowide is based in Toronto, Canada, and provides local and long distance services to Ontario based customers. The results of operations of Metrowide are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was CDN $6 million
(US $4.4 million), of which CDN $2 million (US $1.5 million) was paid at the date of purchase, with the remaining CDN $4 million (US $2.9 million) due in installments through August 1, 1996.

        The fair value of assets acquired, including goodwill and customer base, was CDN $14.7 million (US $10.8 million), and liabilities assumed totaled CDN $8.7 million (US $6.4 million). Goodwill of CDN $7.0 million (US $5.0 million) is being amortized over twenty years, and customer base of CDN $4.2 million (US $3.1 million) is being amortized over five years.

9.      Subsequent Event

        In October, 1995, the Company's former Chief Executive Officer resigned his position, but remains an employee and Chairman of the Company's Board of Directors. A new Chief Executive Officer was hired. In conjunction with the management changes, the Company entered into agreements with both executives. The contract with the Chief Executive Officer has a two year term and provides for continuation of salary and benefits for the term of the agreement, in the event of a change in control of the Company. The contract with the Chairman of the Board provides for a payment of $1,000,000, payable over a three year term, in the event that he resigns or is terminated. Payments under this agreement are accelerated and are due in full within 30 days following a change in control of the Company. The Company has also entered into a non-competition agreement with the Chairman of the Board, for which $750,000 was paid in October, 1995.

ITEM 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

RESULTS OF OPERATIONS

        The following chart shows the total revenue contribution from each of the Company's operating units as well as billable long distance minutes
(in 000's): Revenue and minutes are shown net of revenue and minutes from affiliates.

                        Three months ended September 30,

                                Percent of                      Percent of
Revenue         1995            Total           1994            Total

United States   $15,204         33.1%           $12,698         44.7%
Canada           20,547         44.8%           14,907          52.5%
United Kingdom   10,073         21.9%              804           2.8%
Local Exchange       87           .2%              -              -
                $45,911        100.0%          $28,409         100.0%

Billable Minutes

United States   119,400         41.7%          107,607          52.0%
Canada          120,585         42.2%           96,276          46.6%
United Kingdom   46,118         16.1%            2,938           1.4%
                286,103        100.0%          206,821         100.0%

                        Nine months ended September 30,

                                Percent of                      Percent of
Revenue         1995            Total           1994            Total

United States   $43,693         34.3%           $38,910         43.5%
Canada           59,737         47.0%            49,289         55.0%
United Kingdom   23,641         18.6%             1,353          1.5%
Local Exchange      170           .1%             -               -
               $127,241        100.0%           $89,552        100.0%


Billable Minutes

United States   343,813         41.6%           321,623         51.2%
Canada          376,829         45.5%           301,646         48.0%
United Kingdom  106,605         12.9%             4,920           .8%
                827,247        100.0%           628,189        100.0%

        For the three months ended September 30, 1995, toll revenue increased by 59.0% to $42.3 million from $26.6 million for the three months ended September 30, 1994. In the United States, toll revenue increased
18.2%, due to both volume and price increases. The volume increases are a result of increased carrier revenue, university business, and an increased focus on small to medium commercial customers in the Company's service region. The price increases are a result of general price increases in the industry. In Canada, toll revenue increased 32.2% primarily as a result of a 25.3% increase in billable minutes, with a 5.7% increase in prices. These increases reflect growth in the Company's successful 800 service program in student and residential traffic. In the United Kingdom (U.K.), toll revenue increased 1,156% due to substantial volume increases, offset slightly by lower prices, as a result of entering into commercial and residential markets, as compared to 1994 when ACC's U.K. customers were primarily university students.

        Exchange rate changes did not have a significant impact on Canadian or U.K. toll revenue for the three month period.

        For the nine months ended September 30, 1995, toll revenue increased by 42.3% to $119.3 million from $83.8 million for the nine months ended September 30, 1994. In the United States, toll revenue increased 11.0%, and was fairly evenly split between volume and price increases. In Canada, toll revenue increased 20.0%, largely attributable to volume increases, with slight price decreases compared to the same nine months in 1994.
The price decreases were a result of competition that resulted in decreased revenue per minute in the second quarter of 1994, but which has stabilized since June 30, 1994. Exchange rate changes were not a significant percentage of the increase in Canada. The U.K. had a 1,665% toll revenue increase, due to significant volume increases offset by price declines as discussed in the preceding paragraph. In the U.K., favorable exchange rate changes accounted for approximately 3.0% of the increase.

        Leased lines and other revenue increased 96.7% to $3.6 million for the quarter ended September 30, 1995 from $1.8 million for the same period in 1994. For the nine month period ended September 30, 1995, leased lines and other revenue increased 39% to $8.0 million from $5.7 million for the same period in 1994. These increases primarily related to increased local revenue generated by the University Program in the U.S., the start up of local exchange operations in upstate New York, and the Metrowide acquisition as of August 1, 1995. The Metrowide acquisition accounted for approximately $1.5 million of leased lines and other revenue, for both the three and the nine month periods in 1995.

OPERATING EXPENSES

        Network costs increased to $28.1 million and $79.2 million for the three and nine month periods ended September 30, 1995, respectively, from $17.7 million and $57.0 million for the same periods in 1994. Expressed as a percentage of revenue, network costs decreased to 61% for the three months ended September 30, 1995 from 63% for the same period in 1994, and decreased to 62% for the nine month period ended September 30, 1995 from 64% for the same period in 1994. The decreases, as a percentage of revenue, were mainly due to lower Canadian contribution rates and volume related efficiencies in Canada. These decreases were partially offset by increased per minute costs in the United Kingdom where the Company's network is still being developed.

        Depreciation and amortization increased to $3.0 million and $8.4 million for the three and nine month periods ended September 30, 1995, respectively, from $2.3 million and $6.3 million for the same periods in 1994. These increases were primarily due to assets placed in service since September 30, 1994, particularly equipment at U.S. university sites, the London switching center and billing system, the local switching center in Syracuse, New York and also a Rochester switching center upgrade in the third quarter of 1995. The Company anticipates that depreciation and amortization will increase during the fourth quarter of 1995, as a result of switching center upgrades scheduled in Toronto and in Manchester, U.K., and the customer base and goodwill associated with the Metrowide acquisition.

        Selling, general and administrative expenses increased to $15.2 million and $41.3 million for the three and nine month periods ended
September 30, 1995, respectively, from $11.9 million and $30.6 million for the same periods in 1994. These increases were primarily attributable to increased payroll and related costs, increased marketing, sales and customer acquisition costs associated with the rapid growth of the Company's operations in the U.K. and Canada, and increased facility costs due to the Company's expanding operations and headquarters in Rochester, New York. Costs incurred in the operations of the local service business decreased to $0.4 million and $1.3 million, respectively, for the three and nine month periods ended September 30, 1995 from $0.8 million and $2.0 million for the same periods in 1994, related to the Company's decision to decrease expenditures in an effort to take a controlled approach to this market opportunity.

        Expressed as a percentage of revenue, selling, general and administrative expenses declined to 33% for the three months ended September 30, 1995 compared to 42% for the same period in 1994, primarily as a result of significant revenue increases in the U.K. For the nine month periods ended September 30, 1995 and 1994, selling, general and administrative expenses as a percentage of revenue were 32% and 34%, respectively. The improvement in the percentages for the first nine months of 1995 is a result of the significant increases in U.K. revenue. Worldwide, the Company had 700 employees at September 30, 1995, compared to 532 at September 30, 1994.

OTHER INCOME (EXPENSE)

        Net interest expense increased to $1.3 million and $3.7 million, respectively, for the three and nine month periods ended September 30, 1995 from $0.6 million and $1.1 million for the same periods in 1994. These increases were due to increased borrowing on the Company's lines of credit related to financing of university projects in the U.S., start up of the U.K. and the local service businesses during 1994, write-off of deferred financing costs related to the Company's lines of credit which were terminated in July, 1995, and debt service costs associated with the subordinated 12% notes issued in May, 1995. On September 1, 1995, the subordinated notes were converted to preferred stock, and there will be no further interest expense associated with that transaction.

        The provision for income taxes for the quarter was $.3 million compared to $4.0 million for the third quarter of 1994. The income tax provision that was recorded at September 30, 1995 is relative to the U.S.
operations only.   No income tax benefits have been recorded for the 1995
operating losses in the U.K. and Canada, due to the uncertainty of the Company's ability to utilize these losses to reduce future taxable income in those countries. In the third quarter of 1994, the Company recorded a valuation allowance for all previously recorded benefits in the U.K. and in Canada.

        Minority interest in income of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income attributable to the approximately 30% of the shares of that subsidiary that are publicly traded in Canada. For the three months ended September 30, 1995, minority interest in loss of consolidated subsidiary was $0.1 million compared to $2.2 million for the same period in 1994 due to the improvement in the Canadian subsidiary's operating results in 1995, and the reserve for tax benefits that was recorded in the third quarter of 1994.

        The Company's net loss for the three and nine month periods ended September 30, 1995 was $1.8 million and $5.8 million, respectively, versus $8.5 million and $9.1 million for the same periods in 1994. The 1995 losses were primarily due to continued start-up losses in the U.K. and in the local exchange business, debt restructuring costs, and non-recognition of income tax benefits in foreign subsidiaries. The 1994 losses include costs to implement equal ease of access in Canada. The Company anticipates a net loss for at least the next quarter as it continues to make investments in all subsidiaries, particularly the U.K.

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

CAPITAL RESOURCES AND LIQUIDITY

        To date, the bulk of the Company's working capital needs have been met through funds generated from operations, from the Company's lines of credit, and from the equity placements discussed in the Notes to Consolidated Financial Statements. In addition, the Company has used the proceeds from the sale of ACC TelEnterprises Ltd.'s Common Stock and the sale of its cellular operations, both in 1993, to fund the expansion of its operations in Canada and the U.K.

        The Company's principal need for working capital is to meet its selling, general and administrative expenses as its business expands. In addition, the Company's resources have been used for the Metrowide acquisition, asset additions, various customer base acquisitions and payments of dividends to its shareholders.

        At September 30, 1995, the Company had a working capital deficit of approximately $9.8 million. This related to 1) short term debt associated with the Metrowide acquisition and 2) delays in billing from certain network vendors. The Company believes its cash flow from operations, vendor financing agreements and its new credit facility are sufficient to meet the cash requirements of its current operations for the foreseeable future.

        During 1995, the Company has been focused on strengthening its balance sheet, as well as obtaining debt and equity financing to continue to finance the growth of the business. In the second quarter, the Company discontinued paying regular dividends on its Class A Common Stock as part of its plan to retain funds to support its growth and operations. During the second quarter and subsequently, three transactions were completed to accomplish its financing goals.

        In April, the Company completed an offshore offering of 825,000 shares of its Class A Common Stock at an average price of $14.53 per share, pursuant to SEC Regulation S, to foreign investors through a placement agent, raising net proceeds of $11.1 million, after fees of $0.9 million.

        In May, the Company completed a $10 million private placement of 12% convertible subordinated debt to a group of private investors led by Fleet Equity Partners. The notes were converted into 10,000 shares of cumulative, convertible Series A Preferred Stock on September 1, 1995.
The Series A preferred shares have a liquidation value of $1,000 per share, accrue cumulative dividends of 12% annually, and will be convertible into Class A Common Stock at an initial conversion price of $16 per share, or 625,000 shares, subject to certain adjustments. All of the outstanding
Series A preferred shares will be repaid in cash, or partly in cash and partly in Class A Common Stock, on the seventh anniversary of the closing at the greater of i) the principal amount plus all accrued and unpaid interest and dividends or ii) the fair market value of the underlying Class A Common Stock into which the preferred shares are convertible. The preferred shares are automatically converted to Class A Common Stock if certain conditions are met.

        The Company used the proceeds from the two private placements mentioned above to reduce its previously existing lines of credit.

        The third phase of the Company's financing plan was to restructure existing debt. On June 7, 1995, the Company entered into a commitment for a $35 million five year senior credit facility with two leading telecommunications lending financial institutions. On July 21, 1995, the transaction was closed and $15 million was borrowed under the new agreement which was used to pay down and terminate the Company's previously existing lines of credit and to pay fees related to the transaction. In addition to paying off the Company's previously existing lines of credit, proceeds from the facility will be used to finance capital expenditures and provide working capital for all business segments, and pay the remaining amounts due for the Metrowide acquisition.

        The agreement contains certain financial covenants, one of which limits the amount that may be borrowed against this facility, based on the Company's operating cash flow. The facility will be reduced in quarterly increments commencing 24 months after closing. At September 30, 1995, the available facility was approximately $30 million, of which $11 million was unused. Borrowings bear interest based on either LIBOR or prime interest rates, with additional percentage points added based on a ratio of debt to operating cash flow, as defined in the loan agreement.

        The Company is obligated to pay the lenders a contingent interest payment based on the appreciation in market value of 140,000 shares of the Company's Class A Common Stock from $14.92 per share. The payment will range from $750,000 to $2,100,000 and is due upon the earlier of i) 18 months following the closing date, ii) any subsequent refinancing of the facility,
iii) the signing of a letter of intent to sell the Company or any material subsidiary, or iv) the cessation of active trading of the Company's Class A Common Stock on other than a temporary basis. The Company believes that it will have adequate cash flow from operations or available bank lines to make this payment and is accruing this obligation over the 18 month period following the closing date.


PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        1) Yankee Microwave, Inc. v. ACC Corp., et al. This matter was concluded substantially in favor of the Company during the second quarter of 1995. For further information concerning this matter, reference is made to the discussion of this matter found at Part II, Item 1 of the Company's Report on Form 10-Q for its Quarter ended June 30, 1995, as filed with the SEC.

        2) Matters Involving Vivian Warner. There were no developments in these matters during the quarter for which this Report is being filed. For additional information concerning these matters, reference is made to the discussions found at Part II, Item 1 of the Company's Report on Form 10-Q for its Quarter ended June 30, 1995, as filed with the SEC.

Item 2. Changes in Securities.

        (b) As disclosed in a Form 8-K filed on June 22, 1995 with respect to this matter, on May 22, 1995, an investment group composed of Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., and Chisholm Partners II, L.P. (collectively the "Fleet Investors") completed a $10,000,000 investment in the Company by purchasing $10,000,000 in principal amount of the Company's 12% subordinated convertible notes (the "Notes") and certain warrants to acquire shares of the Company's Common Stock.

        Thereafter, at their 1995 Annual Meeting held on July 19, 1995, and as more fully described under Proposal 4 of the Company's Proxy Statement prepared and circulated with respect to this meeting, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation that (1) authorized the creation of 2,000,000 shares of "blank check" Preferred Stock, par value $1.00 per share, (2) authorized the creation of 25,000,000 shares of Class B non-voting Common Stock, par value $.015 per share, and (3) redesignated the 50,000,000 shares of Common Stock, par value $.015 per share, that were previously authorized for issuance as 50,000,000 shares of Class A Common Stock.

        Thereafter, pursuant to the terms of the Note and Warrant Purchase Agreement under which the Notes were purchased (the "Purchase Agreement"), the Notes were automatically converted into 10,000 shares of Series A Preferred Stock, par value $1.00 per share, effective August 31, 1995, the date on which the Company filed with the Delaware Secretary of State of a Certificate of Designation authorizing the issuance of this series of Preferred Stock. This Series A Preferred Stock has the following rights and preferences:

        (1)     a liquidation value of $1,000 per share;

        (2) convertible into shares of Class A Common Stock at an initial conversion price of $16.00 per share, subject to certain antidilution adjustments;

        (3) dividends payable at the rate of 12% per annum, cumulative and compounded quarterly and extinguished upon conversion into shares of Class A Common Stock;

        (4) senior to all other classes and series of Preferred Stock and Common Stock as to the payment of dividends and redemptions, and upon liquidation at liquidation value, senior to all other classes of the Company's capital stock;

        (5) subject to mandatory redemption on the seventh anniversary of the closing of the transaction at the greater of liquidation value (plus all accrued but unpaid dividends) or the then-fair market value of the underlying Class A Common Stock into which the Series A Preferred Stock is convertible, and subject to redemption at the greater of such amounts at the request of the holders of the Series A Preferred Stock in the event of a change in control of the Company;

        (6) mandatory conversion of the Series A Preferred Stock into shares of Class A Common Stock upon the occurrence of certain events;

        (7) the Series A Preferred Stock will vote on an as-converted basis with the shares of Class A Common Stock outstanding on all matters to be voted on by the Company's shareholders, including the election of Directors, and the holders of the Series A Preferred Stock, voting as a separate class, shall be entitled to elect one Director so long as more than 33% of the Series A Preferred shares issued in this transaction remain issued and outstanding;

        (8) so long as any shares of the Series A Preferred Stock remain outstanding, the Company will not be able to take any of the following actions without obtaining the prior written consent of the holders of a majority of the Series A Preferred Stock: (a) declare dividends on any class of capital stock other than the Series A Preferred Stock;
        (b) redeem any capital stock other than Series A Preferred Stock;
        (c) make any amendment to the Company's Certificate of Incorporation or Bylaws that would include or make any changes to any anti-takeover provisions in the Company's Certificate of Incorporation or Bylaws;
        (d) make any amendment to the Company's Certificate of Incorporation or Bylaws that would have an adverse effect on or impair the rights or relative priority of the Series A Preferred Stock; (e) make any changes in the nature of the Company's business beyond the telecommunications field; or (f) engage in any transactions with affiliates (other than subsidiaries) (except for compensation and benefit matters approved by the Executive Compensation Committee of the Company's Board or other transactions approved by an independent committee of the Board); and

        (9) preemptive rights to purchase, on an as-converted basis, a pro-rata portion of any issuance by the Company of any Class A Common Stock or securities containing options or rights to acquire shares of Class A Common Stock, except for issuances of Class A Common Stock in connection with any of the following matters, in which events such preemptive rights would not apply: (a) option exercises under any stock option plans of the Company; (b) conversion of the Notes or the Series A Preferred Stock into shares of Class A Common Stock;
        (c) exercise of the warrants issued in this transaction; (d) an acquisition of another business or company; (e) a public offering of securities registered under the Securities Act of 1933;
        (f) the provision or extension of senior debt financing to the Company; or (g) strategic investments by other entities in the telecommunications field.

        Also, pursuant to the terms of the Purchase Agreement, Robert M. Van Degna was elected a Director of the Company at its 1995 Annual Meeting as the representative of the Series A Preferred shareholders on the Company's Board.

        Subject to all of the preferences and rights of both the Preferred Stock or any series thereof and of the Class B Common Stock at any time outstanding, all of which may be fixed by resolution of the Company's Board of Directors: (1) dividends can continue to be paid on the Class A Common Stock as and when declared by the Company's Board of Directors out of funds legally available for the payment of such dividends; and (2) each share of Class A Common Stock continues to have one vote on all matters with respect to which such stock is entitled to vote. Subject to the foregoing, the vote of the holders of a majority of the shares of Class A Common Stock represented at a meeting at which a quorum is present will be the act of the shareholders' meeting unless the vote of a greater number is required by law and except that the vote of a plurality of the shares of Class A Common Stock represented at a meeting at which a quorum is present is sufficient to elect members of the Board of Directors (other than the representative of the Series A Preferred shareholders). Cumulative voting in the election of Directors is not permitted. Holders of the Company's Class A Common Stock have no preemptive rights, nor are there any redemption rights provisions with respect to the Company's Class A Common Stock. Subject to all of the preferences and rights of both the Preferred Stock or any series thereof and of the Class B Common Stock at any time outstanding, all of which may be fixed by resolution of the Company's Board of Directors, holders of the Company's Class A Common Stock shall be entitled to participate pro rata in any distribution of the Company's assets upon liquidation.

        For additional information concerning this matter, reference is made to the discussion under Proposal 4 in the Company's Proxy Statement for its 1995 Annual Meeting, as filed with the SEC.

Item 4.         Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Shareholders on July 19, 1995. At that Meeting, there were four Proposals acted upon. The first was the election of the Company's Board of Directors. Richard T. Aab, Hugh F. Bennett, Arunas A. Chesonis, Willard Z. Estey, David K. Laniak, Robert F. Sykes and Daniel D. Tessoni were each elected as Directors of the Company for a one-year term. The detail concerning the votes cast for and withheld from voting with respect to each such Director is as follows:


Votes:

Name:                   For                     Withheld

R. T. Aab               6,724,168                  409,015
H. F. Bennett           5,855,469                1,277,714
A. A. Chesonis          6,730,562                  402,621
W. Z. Estey             6,727,065                  406,118
D. K. Laniak            6,730,093                  403,090
R. F. Sykes             6,584,589                  548,594
D. D. Tessoni           5,856,769                1,276,414
R.M. Van Degna          5,989,719                1,143,464

There were no other Directors whose terms of office continued after this Meeting.

        Also at this Meeting, the Company's shareholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for its 1995 fiscal year. The detail concerning the votes cast for, against, and abstaining from voting with respect to this Proposal is as follows:

Votes:
        For             Against         Abstaining
        7,069,994       37,447          25,742

There were no broker non-votes with respect to this Proposal.

        Also at this Meeting, the Company's shareholders approved an amendment to the Company's Employee Stock Option Plan to increase the number of shares of the Company's Class A Common Stock authorized for issuance thereunder by 500,000 shares, to add the ability to grant stock incentive rights ("SIRs") to the Plan, to require the mandatory withholding of income taxes against the issuance of shares in respect of SIR awards by withholding a number of shares equal to the amount of all required tax withholdings, and to change the name of the Plan to the "Employee Long-Term Incentive Plan." The detail concerning the votes cast for, against and abstaining from voting with respect to this Proposal is as follows:

Votes:
        For             Against         Abstaining
        4,421,983       393,943         171,604

There were 2,145,653 broker non-votes with respect to this Proposal.

        Also at this Meeting, the Company's shareholders approved a proposal to amend the Company's Certificate of Incorporation to: (a) authorize the creation of 2,000,000 shares of "blank check" Preferred Stock, par value $1.00 per share; and (b) to authorize the creation of 25,000,000 shares of Class B non-voting Common Stock, par value $.015 per share, and to redesignate the 50,000,000 shares of Common Stock, par value $.015 per share, that were previously authorized for issuance as 50,000,000 shares of Class A Common Stock. The detail concerning the votes cast for, against and abstaining from voting with respect to this Proposal is as follows:

Votes:
                For             Against         Abstaining
        (a)     3,883,914       981,869         81,747
        (b)     5,423,084       947,775         85,412

There were 2,185,653 broker non-votes with respect to part (a) of this Proposal, and 676,912 broker non-votes with respect to part (b) of this Proposal.

        Subsequent to the 1995 Annual Meeting, at the end of July, 1995, Robert F. Sykes resigned as a Director of the Company for personal reasons and to pursue other interests.

Item 5. Other Information.

        Effective October 6, 1995, Richard T. Aab resigned his position as the Company's Chief Executive Officer. He remains its Chairman of the Board and an employee of the Company, however. Effective the same date, the Board of Directors named David K. Laniak, a Company Director since 1989, to succeed Mr. Aab as the Company's Chief Executive Officer. In connection with these management changes, the Company entered into an Employment Agreement with Mr. Laniak and into both a Non-Competition Agreement and a Salary
Continuation and Deferred Compensation Agreement with Mr. Aab. Under the terms of Mr. Laniak's two-year Employment Agreement, he will receive a base salary of $300,000 per year, plus a bonus determined under the Company's
Annual Incentive Plan, plus other benefits given to the Company's other executives. Under the terms of Mr. Aab's Non-Competition Agreement, he will not compete against the Company for three years following any "event of termination" (as defined in this Agreement) as an employee of the Company and as its Chairman of the Board, for which he received a lump-sum payment of $750,000. Under the terms of his Salary Continuation and Deferred Compensation Agreement, Mr. Aab will receive a salary of $200,000 per year, plus a bonus determined under the Company's Annual Incentive Plan, plus continuation of his current benefits for as long as he remains the Chairman of the Board and an employee of the Company. At such time as he ever resigns or is terminated as a Company employee and from serving as the Chairman of the Board, except in a circumstance involving a "termination for cause" as defined in this Agreement, he will receive a payment of $1,000,000, payable over a three year term following the date of such termination or resignation, with the payment of such amount accelerated and paid in full within 30 days following a change in control of the Company.

Item 7. Exhibits and Reports on Form 8-K.

        (a)     Exhibits.  See Exhibit Index.

        (b) Reports on Form 8-K. On October 27, 1995, the Company filed a Report on Form 8-K to report, under the heading of Item 2, Acquisition or Disposition of Assets, on the August 14, 1995 acquisition by the Company's 70% owned Canadian subsidiary, ACC TelEnterprises Ltd., of four affiliated privately-held Canadian corporations operating under the business name of Metrowide Communications. No financial statements have yet been filed with this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ACC CORP.
                                  (Registrant)


Dated:    November 14, 1995             /s/ Michael R. Daley
                                        Michael R. Daley
                                        Executive Vice President &
                                        Chief Financial Officer



Dated:   November 14, 1995              /s/ Sharon L. Barnes
                                        Sharon L. Barnes
                                        Controller




EXHIBIT INDEX

Exhibit
Number          Description                                     Location

3               First Restated Certificate of Incorporation    Filed herewith
                of ACC Corp.

4-1             Certificate of Designations of 10,000 Shares   Filed herewith
                of Series A Preferred Stock, par value
                $1.00 per share, of ACC Corp.

4-2             Form of Class A Common Stock Purchase          Filed herewith
                Warrant Issued to Columbia Capital Corp., dated as of July 21, 1995

10-1            Credit Agreement, dated as of July 21, 1995,   Filed herewith
                by and among ACC Corp. and certain
                Subsidiaries as Borrowers, ACC Corp. as
                Guarantor, and First Union National Bank of
                North Carolina, as Managing Agent and
                Administrative Agent, and Shawmut Bank
                Connecticut, N.A., as Managing Agent

10-2            Employment Agreement between ACC Corp.          Filed herewith
                and David K. Laniak, dated October 6, 1995

10-3            Salary Continuation and Deferred Compensation   Filed herewith
                Agreement between ACC Corp. and Richard T.
                Aab, dated October 6, 1995

10-4            Non-Competition Agreement between ACC Corp.     Filed herewith
                and Richard T. Aab, dated October 6, 1995

11              Statement re Computation of Per Share Earnings  See Note 3 to
                                                                the Notes to
                                                                Consolidated
                                                                Financial
                                                                Statements
                                                                filed herewith

27              Financial Data Schedule                         Filed only
                                                                with EDGAR
                                                                filing, per
                                                                Reg. S-K,
                                                                Rule 601(c)
                                                                (1)(v)