Form 10-K
period 1995-12-31
ACC CORP
filed 1996-04-01
CIK 783233

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.   20549

                             FORM 10-K
                           ANNUAL REPORT

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              FOR FISCAL YEAR ENDED DECEMBER 31, 1995

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

TITLE OF CLASS:  Class A Common Stock, par value $.015 per share

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of all Class A Common Stock held by non-affiliates as of March 1, 1996= $200,586,192.

8,039,401 shares of $.015 par value Class A Common Stock were issued and outstanding as of March 1, 1996.

The Index of Exhibits filed with this Report begins at page __.

                              PART I
ITEM 1.   BUSINESS.

     CERTAIN OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING THE DISCUSSION WHICH FOLLOWS IN THIS ITEM 1 OF THE COMPANY'S PLANS AND STRATEGIES FOR ITS BUSINESS AND RELATED FINANCING, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS FOUND IN ITEM 7 OF THIS REPORT, CONTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, PLEASE CAREFULLY REVIEW THE DISCUSSION OF RISK FACTORS CONTAINED IN THIS
ITEM 1, AS WELL AS THE OTHER INFORMATION CONTAINED IN THIS REPORT AND IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC" OR "COMMISSION").

     ACC Corp. is a switch-based provider of telecommunications services in the United States, Canada and the United Kingdom. The Company primarily provides long distance telecommunications services to a diversified customer base of businesses, residential customers and educational institutions. As a result of recent regulatory changes, ACC has begun to provide local telephone service as a switch-based local exchange reseller in upstate New York and as a reseller of local exchange services in Ontario, Canada. ACC operates an advanced telecommunications network consisting of seven long distance international and domestic switches located in the U.S., Canada and the U.K., a local exchange switch located in the U.S., leased transmission lines, and network management systems designed to optimize traffic routing.

     The Company's objective is to grow its long distance telecommunications customer base in its existing markets and to establish itself in deregulating Western European markets that have high density telecommunications traffic, such as France and Germany, when the Company believes that business and regulatory conditions warrant. The key elements of the Company's business strategy are: (1) to broaden ACC's penetration of the U.S., Canadian and U.K. telecommunications markets by expanding its long distance, local and other service offerings and geographic reach; (2) to utilize ACC's operating experience as an early entrant in deregulating markets in the U.S., Canada and the U.K. to penetrate other deregulating telecommunications markets that have high density telecommunications traffic; (3) to achieve economies of scale and scope in the utilization of ACC's network; and (4) to seek acquisitions, investments or strategic alliances involving assets or businesses that are complementary to ACC's current operations.

     The Company's principal competitive strengths are: (1) ACC's sales and marketing organization and the customized service ACC offers to its customers; (2) ACC's offering of competitive prices which the Company believes generally are lower than prices charged by the major carriers in each of its markets; (3) ACC's position as an early entrant in the U.S., Canadian and U.K. markets as an alternative carrier; (4) ACC's focus on more profitable international telecommunications traffic between the U.S., Canada and the U.K.; and (5) ACC's switched-based networking capabilities. The Company believes that its ownership of switches reduces its reliance on other carriers and enables the Company to efficiently route telecommunications traffic over multiple leased transmission lines and to control costs, call record data and customer information. The availability of existing transmission capacity in its markets makes leasing of transmission lines attractive to the Company and enables it to grow network usage without having to incur the significant capital and operating costs associated with the development and operation of a transmission line infrastructure.

     ACC primarily targets business customers with approximately $500 to $15,000 of monthly usage, selected residential customers and colleges and universities. The Company believes that, in addition to being price-driven, these customers tend to be focused on customer service, more likely to rely on a single carrier for their telecommunications needs and less likely to change carriers than larger commercial customers. The diversity of ACC's targeted customer base enhances network utilization by combining business-driven workday traffic with night and weekend off-peak traffic from student and residential customers. The Company strives to be more cost effective, flexible, innovative and responsive to the needs of its customers than the major carriers, which principally focus their direct sales efforts on large commercial accounts and residential customers.

     The Company was originally incorporated in New York in 1982 under the name A. C. Teleconnect Corp. and was reincorporated in Delaware in 1987 under the name ACC Corp. As used herein, unless the context otherwise requires, the ''Company'' and ''ACC'' refer to ACC Corp. and its subsidiaries, including ACC Long Distance Corp. (''ACC U.S.''), ACC TelEnterprises Ltd., the Company's 70% owned Canadian subsidiary (''ACC Canada''), and ACC Long Distance UK Limited (''ACC U.K.''). The Company's principal executive offices are located at 400 West Avenue, Rochester, New York 14611 and its telephone number at that address is (716) 987-3000.

     In  this Report, references to ''dollar''  and  ''$''  are  to  United
States dollars, references to ''Cdn. $'' are to Canadian dollars, references to ''<pound-sterling>'' are to British pounds sterling, the terms ''United States'' and ''U.S.'' mean the United States of America and, unless the context otherwise requires, its states, territories and possessions and all areas subject to its jurisdiction, and the terms ''United Kingdom'' and ''U.K.'' mean England, Scotland and Wales.

     For certain financial information concerning the Company's foreign and domestic operations, see Note 9 to the Consolidated Financial Statements in
Item 8 of this Report.

INDUSTRY OVERVIEW

     The global telecommunications industry has dramatically changed during the past several years, beginning in the U.S. with AT&T Corp.'s ("AT&T") divestiture of its 22 regional operating companies ("RBOCs") in 1984 and culminating with the recently enacted amendments to the U.S. Communications Act of 1934 (the "U.S. Communications Act"), and continuing in Canada, the U.K. and other countries with various regulatory changes. Previously, the long distance telecommunications industry in the U.S., Canada and the U.K. consisted of one or a few large facilities-based carriers, such as AT&T, Bell Canada and British Telecommunications PLC ("British Telecom"). As a result of the AT&T divestiture and the recent legislative changes in the U.S. and fundamental regulatory changes in Canada and the U.K., coupled with technological and network infrastructure developments which increased significantly the voice and data telecommunications transmission capacity of dominant carriers, the long distance industry has developed into a highly competitive one consisting of numerous alternative long distance carriers in each of these countries. In addition, since the AT&T divestiture in 1984, competition has heightened in the local exchange market in the U.S. and Canada. The Company anticipates that deregulatory and economic influences will promote the development of competitive telecommunications markets in other countries.

     LONG DISTANCE MARKET. The U.S. long distance market has grown to approximately $67 billion in annual revenues during 1994, according to Federal Communications Commission ("FCC") estimates. AT&T has remained the largest long distance carrier in the U.S. market, retaining slightly more than 55% of the market, with MCI Telecommunications Corporation ("MCI") and Sprint Corp. ("Sprint") increasing their respective market shares to approximately 17% and 10% of the market during 1994. AT&T, MCI and Sprint constitute what generally is regarded as the first tier in the U.S. long distance market. Large regional long distance companies, some with national capabilities, such as WorldCom, Inc. (formerly LDDS Metromedia Communications, Inc.) ("WorldCom"), Cable & Wireless Communications, Inc., Frontier Corp. and LCI International, constitute the second tier of the industry. The remainder of the U.S. long distance market share is comprised of several hundred smaller companies, including ACC U.S., known as third-tier carriers. In addition, recent U.S. legislation, which removes certain long-standing restrictions on the ability of the RBOCs to provide long distance services, will have a substantial impact on the long distance market.

     Since 1990, competition has existed in the Canadian long distance market. The Canadian long distance market is dominated by a consortium of facilities-based local and long distance telephone companies (E.G., Bell Canada, BC Tel, Maritime Tel) operating as the ''Stentor'' group of companies. A second group of long distance providers, consisting principally of Unitel Communications Inc. ("Unitel"), Sprint Canada (a subsidiary of Call-Net Telecommunications Inc.) and fONOROLA Inc., own and operate transmission lines through which they provide long distance voice and data services in the Canadian markets. Other long distance providers, including ACC Canada, generally lease transmission lines through which they resell long distance services in the Canadian market.

     The international, national and local markets for voice telephone services in the U.K. and Northern Ireland accounted for approximately
<pound-sterling>1.4     billion,     <pound-sterling>2.1     billion    and
<pound-sterling>2.2 billion, respectively, in revenues during the 12 months ended  March  31,  1995,  accordingly  to  estimates  from  The  Office  of
Telecommunications ("Oftel"), the U.K. telecommunications regulatory authority. In the U.K., British Telecom historically has dominated the telecommunications market. British Telecom was the largest carrier during such 12 month period, with approximately 69%, 83% and 94% of the revenues from international, national and local voice telephone services, respectively. Mercury Communications Ltd. ("Mercury"), which owns and operates interexchange transmission facilities, is the second largest carrier of voice telecommunications in the U.K. The remainder of the U.K. long distance market is comprised of an emerging market of licensed public telephone operators, such as Energis Communications Ltd., (''Energis'') and switched-based resellers such as ACC U.K., AT&T, WorldCom, Esprit Telecom of the U.K. Ltd. (''Esprit'') and Sprint.

     Long distance carriers in the U.S., Canada and the U.K. can be categorized by several distinctions. One distinction is between transmission facilities-based companies and non-transmission facilities-based companies, or resellers. Transmission facilities-based carriers, such as AT&T, Bell Canada and British Telecom, own their own long distance interexchange or transmission facilities and originate and terminate calls through local exchange systems. Profitability for transmission facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. All of the first- and most of the second-tier long distance companies in the U.S. markets are transmission facilities-based carriers and generally offer service nationwide. Most transmission facilities-based carriers in the third tier of the market offer their service only in a limited geographic area. Some transmission facilities-based carriers contract with other transmission facilities-based carriers to provide transmission where they have geographic gaps in their facilities. Switched-based resellers, such as the Company, carry their long distance traffic over transmission lines leased from transmission facilities-based carriers, originate and terminate calls through local exchange systems or "competitive access providers" ("CAPs") such as Teleport or MFS Communications Co., Inc. ("MFS"), and contract with transmission facilities-based carriers to provide transmission of long distance traffic either on a fixed rate lease basis or a call volume basis. Profitability for non-transmission facilities-based carriers is dependent largely on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more transmission facilities-based carriers.

     A second distinction among long distance companies is that of switch-based versus switchless resellers. Switch-based resellers, such as the Company, have one or more switches, which are computers that direct telecommunications traffic to form a transmission path between a caller and the recipient of a call. All transmission facilities-based carriers are switch-based carriers, as are many non-transmission facilities-based carriers, including ACC. Switchless resellers depend on one or more transmission facilities-based carriers or switch-based resellers for transmission and switching facilities. The Company believes that its ownership of switches reduces its reliance on other carriers and enables the Company to efficiently route telecommunications traffic over multiple leased transmission lines and to control costs, call record data and customer information. The availability of existing transmission capacity in its markets makes leasing of transmission lines attractive to the Company and enables it to grow network usage without having to incur the significant capital and operating costs associated with the development and operation of a transmission line infrastructure.

     LOCAL EXCHANGE MARKET. In the U.S., the existing structure of the telecommunications industry principally resulted from the AT&T divestiture. As part of the divestiture, seven RBOCs were created to offer services in specified geographic areas called Local Access and Transport Areas ("LATAs"). The RBOCs were separated from the long distance provider, AT&T, resulting in the creation of distinct local exchange and long distance markets. Since the AT&T divestiture, several factors have served to promote competition in the local exchange market, including (i) the local exchange carriers' monopoly position, which provided little incentive for the local exchange companies to reduce prices, improve service or upgrade their networks, and related regulations which required the local exchange carriers to, among other things, lease transmission facilities to alternative carriers, such as the Company, (ii) customer desire for an alternative to the local exchange carriers, which developed in part as a result of competitive activities in the long distance market and increasing demand for lower cost, high quality, reliable services, and (iii) the advancement of fiber optic and digital electronic technology, which combined the ability to transmit voice, data and video at high speeds with increased capacity and reliability.

     During the past several years, regulators in some states and at the federal level have issued rulings which favored competition and promoted the opening of markets to new entrants. These rulings have allowed competitive access providers of telecommunications services to offer a number of new services, including, in certain states, a broad range of local exchange services. The Company believes the trend toward increased competition and deregulation of the telecommunications industry is
continuing,  and  will  be  accelerated  by   the   recently  enacted  U.S.
legislation.

     In Canada, similar factors promoting competition in the local exchange market developed in response to regulatory developments in the Canadian long distance telecommunications market and to technological advances in the telecommunications industry. The Canadian Radio-television and
Telecommunications Commission ("CRTC") has approved, in concept, the reduction of the remaining restrictions on local exchange services in Canada and a proceeding is being conducted to determine the appropriate timetable and terms for implementation of its decision.

BUSINESS STRATEGY

     The Company was an early entrant as an alternative carrier in the U.S., Canada and the U.K. The Company's objective is to grow its telecommunications customer base in its existing markets and to establish itself in other deregulating Western European markets with high density telecommunications traffic. The key elements of the Company's business strategy are to increase penetration of existing markets, enter new markets, improve operating efficiency, and pursue acquisitions, investments and strategic alliances.

     INCREASE PENETRATION OF EXISTING MARKETS. ACC's consolidated revenue and customer accounts have grown from $105.9 million and 98,400 to $188.9 million and 310,815, respectively, over the three fiscal years ended December 31, 1995, although the Company expects its growth to decrease over time. The Company plans to increase further its revenue and customer base in the U.S., Canadian and U.K. markets by expanding its service offerings and geographic reach. The expansion of the Company's service offerings is designed to reduce the effects of price per minute decreases for long distance service and to decrease the likelihood that customers will change telecommunications carriers. Through this strategy, the Company will seek to build a broad base of recurring revenues in the U.S., Canada and the U.K. The Company also intends to offer local telephone services in selected additional U.S. and Canadian markets, initially in New York, Massachusetts and Ontario, as well as additional data communications services in the U.S. and Canada. The Company believes that offering local services will enhance its ability to attract and retain long distance customers and reduce the Company's access charges as a percentage of revenues. In addition, the Company is conducting feasibility studies to identify the market potential and regulatory environment for adding or expanding distribution of video conferencing, paging, domestic and international call back, Internet access, smart card, facsimile and frame relay services in certain of its targeted markets, and plans to introduce certain of those services in selected markets during 1996.

     ENTER NEW MARKETS. The Company believes that its operating experience in deregulating markets in the U.S., Canada and the U.K. and its experience as an early entrant as an alternative carrier in those markets will assist ACC in identifying opportunities in other deregulating countries with high density telecommunications traffic. In particular, the Company believes that its position in the U.S., Canadian and U.K. telecommunications markets and its experience in providing international telecommunications service will assist it in establishing a presence in France and Germany and other countries when the Company believes that business and regulatory conditions warrant.

     IMPROVE OPERATING EFFICIENCY. The Company strives to achieve economies of scale and scope in the use of its network, which consists of leased transmission facilities, seven international and domestic switches, a local exchange switch and information systems. In order to enhance the efficiency of the fixed cost elements of its network, the Company seeks to increase its traffic volume and balance business-driven workday traffic with night and weekend off-peak traffic from student and residential customers. The Company anticipates that competition among transmission facilities-based providers of telecommunications services in the U.S. and Canadian markets will afford ACC opportunities for reductions in the cost of leased line facilities. The Company seeks to reduce its network cost per billable minute of use by more than any reduction in revenue per billable minute. The Company also intends to acquire additional switches and upgrade its existing switches to enhance its network in anticipation of growth in the Company's customer base and provide additional telecommunications services. The Company believes that its network switches enable the Company to efficiently route telecommunications traffic over multiple transmission facilities to reduce costs, control access to customer information and grow network usage without a corresponding increase in support costs.

     PURSUE ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES. As the Company expands its service offerings and its network, the Company anticipates that it will seek to develop strategic alliances both domestically and internationally and to acquire assets and businesses or make investments in companies that are complementary to the Company's current operations. The Company believes that the pursuit of an active acquisition strategy is an important means toward achieving growth and economies of scale and scope in its targeted markets. Through acquisitions, the Company believes that it can further increase its traffic volume to further improve the usage of the fixed cost elements of its network.

SERVICES

     COMMERCIAL LONG DISTANCE SERVICES. The Company offers its commercial customers in the U.S. and Canada an array of customized services and has developed a similar range of service offerings for commercial customers in the U.K.

     In the U.S., although the Company historically has originated long distance voice services principally in New York and Massachusetts, ACC is currently authorized to originate long distance voice and data services in 44 states. The Company's U.S. services include ''1+'' inter-LATA long distance service, and private line service for which a customer is charged a fixed monthly rate for transmission capacity that is reserved for that customer's traffic. The Company's U.S. business services also include toll-free ''800'' or ''888'' services. In addition, the Company currently provides intra-LATA service in certain areas for customers who make a large number of intra-LATA calls. The Company installs automatic dialing equipment to enable customers to place such calls over the Company's network without having to dial an access code. However, various states, including New York, are moving to implement ''equal access'' for intra-LATA toll calls such that the Company's customers in such jurisdictions will be able to use the Company's network on a ''1 +'' basis to complete intra-LATA toll calls. The Company's ability to compete in the intra-LATA toll market depends upon the margin which exists between the access charges it must pay to the local exchange company for originating and terminating intra-LATA calls, and the retail toll rates established by the local exchange carriers for the local exchange carriers' own intra-LATA toll service. The Company's commercial services generally are priced below the rates charged by the major carriers for similar services and are competitive with those of other carriers. See the Risk Factor discussion of "Increasing Domestic and International Competition'' in this Item 1 below.

     In Canada, ACC currently originates long distance voice and data services in the Montreal, Toronto and Vancouver metropolitan areas as well as throughout Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario and Quebec. The Company offers its Canadian commercial customers both voice and data telecommunications services. The Company's long distance voice services are offered to its business customers in a nine-level discount structure marketed under the name ''Edge.'' Discounts are based on calling volume and call destination and typically result in savings ranging from 10% to 20% when compared to Stentor member rates. Calls to the U.S. are priced at a flat rate regardless of the destination and international calls are priced at a percentage discount to the rates charged by the Stentor group. The Company also offers toll-free ''800'' services within Canada, as well as to and from the U.S., and offers an ACC Travel Card providing substantial savings off Stentor member ''Calling Card'' rates. ACC Canada has introduced a frame relay network and Internet access services and now provides these services in all provinces except Saskatchewan and Newfoundland.

     ACC originates long distance voice services throughout the U.K. The Company presently offers its U.K. customers voice telecommunications services. These services include indirect access (known as ''ACCess 1601'') through the public switched telephone network (''PSTN'') and the use of direct access lines to the Company's network (known as ''ACCess Direct'') for higher-volume business users. Because ACCess 1601 is a mass market service, the prices offered are built around a standard price list with volume discounts for high-volume users. ACCess Direct is generally cost effective only for customers making at least <pound-sterling>5,000 per month in calls.

     The Company's U.S. and Canadian commercial customers are offered customized services, such as comprehensive billing packages and its ''Travel Service Elite'' domestic calling cards, which allow the customer to place long distance calls at competitive rates from anywhere in the U.S. and Canada. The Company's standard monthly statement includes a management summary report, a call detail report recording every long distance call and facsimile call, and a pricing breakdown by call destination. Optional calling pattern reports, which are available at no extra cost, include call summaries by account code, area or city code, LATA (for U.S. bound calls), international destination and time-of-day. This information is available to customers in the form of hard copy, magnetic tape or disk.

     In the U.S., the Company is conducting feasibility studies to identify the market potential and regulatory environment for offering additional services, including video conferencing, paging, international call back, Internet access, facsimile and frame relay services, and expects to introduce Internet access, enhanced travel cards and video conferencing in 1996. In Canada, the Company plans to expand frame relay and Internet access services in 1996. In the U.K., the Company is also considering additional service offerings, including teleconferencing, voice mail, calling cards, call-back and smart card services and plans to introduce Internet access and prepaid calling cards in 1996.

     UNIVERSITY PROGRAM. The Company's university program offers a variety of telecommunications services to educational institutions ranging from long distance service for administration and faculty, to integrated on-campus services, including local and long distance service, voice mail, intercom calling and operator services for students, administrators and faculty. The Company's sales, marketing and engineering professionals work directly with college and university administrators to design and implement integrated solutions for providing and managing telecommunications equipment and services to meet the current and prospective communications needs of their institutions. As part of its program, the Company often installs telecommunications equipment which, depending upon the circumstances, may include a switch or private branch exchange, voice mail, cabling and, in the U.K., pay telephones. Pay phone usage in the U.K., particularly at universities, is more prevalent than in the U.S. and Canada. To access this market directly, the Company has established a pay phone division in the U.K., which supplies pay phones that will automatically route calls from universities and other institutions over ACC U.K.'s network.

     As of December 31, 1995, the Company had entered into a total of approximately 130 contracts with colleges and universities in its three geographic regions, of which approximately 100 were long-term agreements with terms which generally range from three to 10 years in length. The Company provided services to approximately 129,000 student accounts in the U.S., Canada and the U.K., as of December 31, 1995. The Company's long distance rates in the U.S. for students generally are priced at a 10% discount from those charged by the largest long distance carriers. The contracts in the U.S. typically provide the Company with a right of first refusal to provide the institution with any desired additional telecommunications services or enhancements (based on market prices) during the term of the contract. The Company's university contracts in Canada generally provide it with the exclusive right, and in the U.K. the opportunity, to market to the school's students, faculty and administration. Most of the Company's contracts in Canada also provide for exclusive university support for marketing to alumni. These arrangements allow the Company to market its services to these groups through its affinity programs.

     The Company offers university customers in the U.S., Canada and the U.K. certain customized services. The Company offers academic institutions a comprehensive billing package to assist them in reviewing and controlling their telecommunications costs. For its university student customers in the U.S. and Canada, the Company provides a billing format that indicates during each statement period the savings per call (in terms of the discount from the largest long distance carrier's rates) realized during the billing period, and for all university customers the Company provides a call detail report recording every long distance call. In addition, for university student customers, the Company provides individual bills for each user of the same telephone in a dormitory room or suite so that each student in the dormitory room or suite can be billed for the calls he or she made.

     Many of the Company's university customers in the U.S. are offered operator services, which are available 24 hours per day, seven days per week. The Company also offers its U.S. university customers its ''Travel Service Elite'' domestic calling card. In addition, the Company sells a prepaid calling card in the U.S., which allows customers to prepay for a predetermined number of ''units'' representing long distance minutes. The rate at which the units are used is determined by the destination of the calls made by the customer.

     The Company's sales group targets university customers in the U.S., Canada and in the U.K. In the U.S. university market, the Company generally targets small to medium size universities and colleges with full time enrollments in the range of 1,000 to 5,000 students. In Canada, the Company has been able to establish relationships with several large universities. The Company believes that, while its marketing approach in Canada is similar to that in the U.S., its nationwide presence in Canada assists it in marketing to larger academic institutions. In the U.K., the Company has been able to establish long-term relationships with several large universities. The Company believes that, while its marketing approach in the U.K. is similar to that in the U.S., it is able to access larger educational institutions because of its nationwide presence and because transmission facilities-based carriers have not focused on this market. The Company believes that competition in the university market is based on price, as well as the marketing of unique programs and customizing of telecommunications services to the needs of the particular institution and that its ability to adapt to customer needs has enhanced its development of relationships with universities.

     RESIDENTIAL LONG DISTANCE SERVICES. The Company offers its residential customers in the U.S. and Canada a variety of long distance service plans and is currently offering and developing similar plans for its residential customers in the U.K. In the U.S., the Company's ''Save Plus'' program provides customers with competitively priced long distance service. In addition, U.S. customers are provided with a ''Phone Home'' long distance service through which, by dialing an 800 number plus an access code, callers can call home at competitive rates. In general, the Company's residential services are priced below AT&T's premium rates for similar services. In Canada, the Company offers three different residential service plans. The basic offering is a discount plan, with call pricing discounted from the Stentor companies' tariffed rates for similar services depending on the time of day and day of the week. The Company also offers its ''Sunset Savings Plan,'' which allows calling across Canada and to the continental U.S. at a flat rate per minute. In the Toronto metropolitan area, the Company offers ''Extended Metro Toronto'' calling, which provides flat rate calling within areas adjacent to Toronto that are long distance from each other. Customized billing services are also offered to the Company's U.S. and Canadian residential customers. In the U.K., all residential customers use the Company's ACCess 1601 service, which provides savings of as much as 28% off the standard rates charged for residential service by British Telecom or Mercury, but requires the customer to dial a four digit access code before dialing the area code and number.

     INTERNATIONAL LONG DISTANCE SERVICES. The Company offers international products and services to both its existing customer base and to potential customers in the U.S., Canada and the U.K. The Company's international simple resale licenses (the ''ISR Licenses'') allow the Company to resell international long distance service on leased international circuits connected to the PSTN at both ends between the U.S. and Canada, the U.S. and the U.K., Canada and the U.K., and certain other countries. The Company believes it can compete effectively for international traffic due to the ISR Licenses it has obtained for traffic between the U.S., Canada and the U.K. which allow it to price its services at cost-based rates that are lower than the international settlement-based rates that would otherwise apply to such traffic. However, numerous other carriers also have international simple resale licenses. The Company has leased fixed cost facilities between these countries and is developing services for customers with high volumes of traffic between and among the U.S., Canada and the U.K.

     LOCAL EXCHANGE SERVICES. Building on its experience in providing local telephone service to various university customers, the Company took advantage of recent regulatory developments in New York State and in 1994 began offering local telephone service to commercial customers in upstate New York. As a result of its August 1995 acquisition of Metrowide Communications, the Company provides local telephone service as a reseller in Ontario, Canada. The Company believes that it can strengthen its relationships with existing commercial, university and college and residential customers in New York State and in Ontario, Canada and can attract new customers by offering them local and long distance services, thereby providing a single source for comprehensive telecommunications services. Providing local telephone service will also enable the Company to serve new local exchange customers even if they are already under contract with a different interexchange carrier for long distance service. Commencing in 1996, the Company plans to expand its local telephone
operations   to   selected  other  metropolitan  areas  in  New  York   and
Massachusetts.

     The Company has only limited experience in providing local telephone services, having commenced providing such services in 1994, and to date has experienced an operating cash flow deficit in that business. In order to attract local customers, the Company must offer substantial discounts from the prices charged by local exchange carriers and must compete with other alternative local companies that offer such discounts. Larger, better capitalized alternative local providers, including AT&T and Time Warner Cable, among others, will be better able to sustain losses associated with discount pricing and initial investments and expenses. The local telephone service business requires significant initial investments and expenses in capital equipment, as well as significant initial promotional and selling expenses. There can be no assurance that the Company will be able to lease transmission facilities from local exchange carriers at wholesale rates that will allow the Company to compete effectively with the local exchange carriers or other alternative providers or that the Company will generate positive operating margins or attain profitability in its local telephone service business.

SALES AND MARKETING

     The Company markets its services in the U.S., Canada and the U.K. through a variety of channels, including ACC's internal sales forces, independent sales agents, co-marketing arrangements and affinity programs, as described below. The Company has a total of approximately 130 internal sales personnel and approximately 200 independent sales agents serving its U.S., Canadian and U.K. markets. Although it has not experienced significant turnover in recent periods, a loss of a significant number of independent sales agents could have a significant adverse effect on the Company's ability to generate additional revenue. The Company maintains a number of sales offices in the Northeastern U.S., Canada, and in London, Manchester and Cambridge, England. In addition, with respect to its university and student customers in each country, the Company has designated representatives to assist in customer enrollment, dissemination of marketing information, complaint resolution and, in some cases, collection of customer payments, with representatives located on some campuses. The Company actively seeks new opportunities for business alliances in the form of affinity programs and co-marketing arrangements to provide access to alternative distribution channels.

     The following table indicates the approximate number of commercial, residential and student customer accounts maintained by the Company as of December 31, 1994 and 1995 in the U.S., Canada and the U.K., respectively:

                                                                        CUSTOMER ACCOUNTS AS
                                                       OF DECEMBER 31,
                                                   1995                                         1994
                                 United                  UNITED       1995       UNITED                  UNITED       1994
                                 STATES       Canada     KINGDOM      TOTAL      STATES       Canada     KINGDOM      TOTAL
Commercial                        10,858      22,685      11,938      45,481       9,397      16,940         794      27,131
Residential                       20,909     100,239      14,825     135,973      19,979      53,103         517      73,599
Student                           81,950      29,580      17,831     129,361      59,213      33,492       9,556     102,261
      Total                      113,717     152,504      44,594     310,815      88,589     103,535      10,867     202,991

     During each of the last three years, no customer accounted for 10% or more of the Company's total revenue.

     UNITED STATES. The Company markets its services in the U.S. through ACC's internal sales personnel and independent sales agents as well as through attendance and representation at significant trade association meetings and industry conferences of target customer groups. The Company's sales and marketing efforts in the U.S. are targeted primarily at business customers with $500 to $15,000 of monthly usage, selected residential customers and universities and colleges. The Company also markets its services to other resellers and rebillers. The Company plans to leverage its market base in New York and Massachusetts into other New England states and Pennsylvania and to eventually extend its marketing focus in other states. ACC has obtained authorization to originate long distance voice services in 44 states. The Company plans to expand its local telephone service operations to selected other New York and Massachusetts metropolitan areas.

     CANADA. The Company markets its long distance services in Canada through internal sales personnel and independent sales agents, co-marketing arrangements and affinity programs. The Company focuses its direct selling efforts on medium-sized and large business customers. The Company also markets its services to other resellers and rebillers. The Company uses independent sales agents to target small to medium-sized business and residential customers throughout Canada. These independent sales agents market the Company's services under contracts that generally provide for the payment of commissions based on the revenue generated from new customers obtained by the representative. The use of an independent agent network allows the Company to expand into additional markets without incurring the significant initial costs associated with a direct sales force.

     In addition to marketing its residential services in Canada through independent sales agents, the Company has developed several affinity programs designed to attract residential customers within specific target groups, such as clubs, alumni groups and buying groups. The use of affinity programs allows the Company to target groups with a nationwide presence without engaging in costly nationwide advertising campaigns. For example, ACC Canada has established affinity programs with such groups as the Home Service Club of Canada, the University of Toronto and the University of British Columbia. In addition, the Company has developed a co-marketing arrangement with Hudson's Bay Company (a large Canadian retailer) through which the Company's telecommunications services are marketed under the name ''The Bay Long Distance Program.''

     UNITED KINGDOM. In the U.K., the Company markets its services to business and residential customers, as well as other telecommunications resellers, through a multichannel distribution plan including its internal sales force, independent sales agents, co-marketing arrangements and affinity programs.

     The Company generally utilizes its internal sales force in the U.K. to target medium and large business customers, a number of which have enough volume to warrant a direct access line to the Company's switch, thereby bypassing the PSTN. The Company markets its services to small and medium-sized businesses through independent sales agents. Telemarketers also are used to market services to small business customers and residential customers and to generate leads for the other members of the Company's internal sales force and independent sales agents. ACC U.K. has established an internal marketing group that is focused on selling its service to other telecommunications resellers in the U.K. and certain European countries on a wholesale basis. In October 1995, the Company entered into a co-marketing arrangement with London Electric PLC through which the electric utility offers long distance telephone services to its London customers which are co-branded with ACC.

NETWORK

     In the U.S., Canada and the U.K., the Company utilizes a network of lines leased under volume discount contracts with transmission facilities-based carriers, much of which is fiber optic cable. To maximize efficient utilization, the Company's network in each country is configured with two-way transmission capability that combines over the same network the delivery of both incoming and outgoing calls to and from the Company's switches. The selection of any particular circuit for the transmission of a call is controlled by routing software, located in the switches, that is designed to cause the most efficient use of the Company's network. The Company evaluates opportunities to install switches in selected markets where the volume of its customer traffic makes such an investment economically viable. Utilization of the Company's switches allows ACC to route customer calls over multiple networks to reduce costs. As of December 31, 1995, the Company operated switches for its call traffic in eight locations and maintained 19 additional points of presence (''POPs'') in the U.S., Canada and the U.K.

     Some of the Company's contracts with transmission facilities-based carriers contain under-utilization provisions. These provisions require the Company to pay fees to the transmission facilities-based carriers if the Company does not meet minimum periodic usage requirements. The Company has not been assessed with any underutilization charges in the past. However, there can be no assurance that such charges would not be assessed in the future. Other resellers generally contract with the Company on a month-to-month basis, select the Company almost exclusively on the basis of price and are likely to terminate their arrangements with the Company if they can obtain better pricing terms elsewhere. The Company uses projected sales to other resellers in evaluating the trade-offs between volume discounts and minimum utilization rates it negotiates with transmission facilities-based carriers. If sales to other resellers do not meet the Company's projected levels, the Company could incur underutilization charges and be placed at a disadvantage in negotiating future volume discounts.

     ACC generally utilizes redundant, highly automated advanced telecommunications equipment in its network and has diverse alternate routes available in cases of component or facility failure. Automatic traffic re-routing enables the Company to provide a high level of reliability for its customers. Computerized automatic network monitoring equipment facilitates fast and accurate analysis and resolution of network problems. The Company provides customer service and support, 24-hour network monitoring, trouble reporting and response, service implementation coordination, billing assistance and problem resolution.

     In the U.S., the Company maintains two long distance switches, one local exchange switch and nine additional points of presence. These switches and POPs provide an interface with the PSTN to service the Company's customers. Lines leased from transmission facilities-based carriers link the Company's U.S. POPs to its switches. ACC U.S. maintains a leased, direct trans-Atlantic link with ACC U.K. that it established in 1994 following the Company's receipt of its ISR License for U.K.-U.S. calls and international private line resale authority in the U.S.

     In Canada, the Company maintains switches in Toronto, Montreal and Vancouver, together with seven POPs to provide an interface with the Canadian PSTN. The Company also maintains frame relay nodes for switched data in Toronto, Montreal, Vancouver and Calgary. The Company uses transmission lines leased from transmission facilities-based carriers to link its Canadian POPs to its switches. This network is also linked with the Company's switches in the U.S. and the U.K. ACC Canada also maintains a leased, direct trans-Atlantic link with ACC U.K. that it established in 1993 following the grant to ACC U.K. of its ISR License. This transmission line enables ACC Canada to send traffic to the U.K. at rates below those charged by Teleglobe Canada (''Teleglobe Canada''), the exclusive Canadian transmission facilities-based carrier for international calls, other than those to and from the U.S. and Mexico.

     In the U.K., the Company maintains switches in London and Manchester, England. ACC U.K. maintains three additional POPs providing interfaces with the PSTN in the U.K., which are linked to its switches through transmission lines leased from the major transmission facilities-based carriers. This network is also linked with the Company's switches in the U.S. and Canada. Customers can access the Company's U.K. network through direct access lines or by dial-up access using auto dialing equipment, indirect access code dialing or least cost routing software integrated in the customer's telephone equipment.

     Network costs are the single largest expense incurred by the Company. The Company strives to control its network costs and its dependence on other carriers by leasing transmission lines on an economical basis. The Company also has negotiated leases of private line circuits with carriers that operate fiber optic transmission systems at rates independent of usage, particularly on routes over which ACC carries high volumes of calls such as between the U.S., Canada and the U.K. The Company attempts to maximize the efficient utilization of its network in the U.S., Canada and the U.K. by marketing to commercial and academic institution customers, who tend to use its services most frequently on weekdays during normal business hours, and residential and student customers, who use these services most often during night and weekend off-peak hours.

INFORMATION SYSTEMS

     The Company believes that maintaining sophisticated and reliable billing and customer services information systems that integrate billing, accounts receivables and customer support is a core capability necessary to record and process the data generated by a telecommunications service provider. While the Company believes its management information system is currently adequate, it has not grown as quickly as the Company's business and substantial investments are needed. In order to meet this challenge, ACC has made arrangements with a consultant and a vendor to develop new proprietary information systems which ACC has licensed to integrate customer services, management information, billing and financial reporting. The Company has budgeted approximately $6.0 million for these systems, which are expected to be installed during 1996. The systems are designed to
(I) enhance the Company's ability to monitor and respond to the evolving needs of its customers by developing new and customized services, (ii) improve least-cost routing of traffic on ACC's international network, (iii) provide sophisticated billing information that can be tailored to meet the requirements of its customer base, (iv) provide high quality customer service, (v) detect and minimize fraud, (vi) verify payables to suppliers of telecommunications transmission facilities and (vii) integrate additions to its customer base. A variety of problems are often encountered in connection with the implementation of new information systems. There can be no assurance that the Company will not suffer adverse consequences or cost overruns in the implementation of the new information systems or that the new systems will be appropriate for the Company. See the Risk Factor discussion of "Dependence on Effective Information Systems'' in this Item 1 below.

COMPETITION

     The telecommunications industry is highly competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. In each of its markets, the Company competes primarily on the basis of price and also on the basis of customer service and its ability to provide a broad array of telecommunications services. The industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Although many of the Company's customers are under multi-year contracts, several of the Company's largest customers (primarily other long distance carriers) are on month-to-month contracts and are particularly price sensitive. Revenues from other resellers accounted for approximately 22%, 7% and 9% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in 1995, and are expected to account for a higher percentage in the future. With respect to these customers, the Company competes almost exclusively on price and does not have long term contracts. The industry has experienced and will continue to experience rapid regulatory and technological change. Many competitors in each of the Company's markets are significantly larger than the Company, have substantially greater resources than the Company, control transmission lines and larger networks than the Company and have long-standing relationships with the Company's target customers. There can be no assurance that the Company will remain competitive in this environment. Regulatory trends have had, and may have in the future, significant effects on competition in the industry. As the Company expands its geographic coverage, it will encounter increased competition. Moreover, the Company believes that competition in non-U.S. markets is likely to increase and become more like competition in the U.S. markets over time as such non-U.S. markets continue to experience deregulatory influences. See the Risk Factor discussions of "Potential Adverse Effects of Regulation" and "Increasing Domestic and International Competition'' and the discussion of ''Regulation" all in this Item 1 below.

     Competition in the long distance industry is based upon pricing, customer service, network quality, value-added services and customer relationships. The success of a non-transmission facilities-based carrier such as the Company depends largely upon the amount of traffic that it can commit to the transmission facilities-based carrier and the resulting volume discount it can obtain. Subject to contract restrictions and customer brand loyalty, resellers like the Company may competitively bid their traffic among other national long distance carriers to gain improvement in the cost of service. The relationship between resellers and the larger transmission facilities-based carriers is twofold. First, a reseller is a customer of the services provided by the transmission facilities-based carriers, and that customer relationship is predicated primarily upon the pricing strategies of the first tier companies. The reseller and the transmission facilities-based carriers are also competitors. The reseller will attract customers to the extent that its pricing for customers is generally more favorable than the pricing offered the same size customers by larger transmission facilities-based carriers. However, transmission facilities-based carriers have been aggressive in developing discount plans which have had the effect of reducing the rates they charge to customers whose business is sought by the reseller. Thus, the business success of a reseller is significantly tied to the pricing policies established by the larger transmission facilities-based carriers. There can be no assurance that favorable pricing policies will be continued by those larger transmission facilities-based carriers.

     UNITED STATES. In the U.S., the Company is authorized to originate long distance service in 44 states (although it currently derives most of its U.S. revenues principally from calls originated in New York and Massachusetts). The Company competes for customers, transmission facilities and capital resources with numerous long distance telecommunications carriers and/or resellers, some of which are substantially larger, have substantially greater financial, technical and marketing resources, and own or lease larger transmission systems than the Company. AT&T is the largest supplier of long distance services in the U.S. inter-LATA market. The Company also competes within its U.S. call origination areas with other national long distance telephone carriers, such as MCI, Sprint and regional companies which resell transmission services. In the intra-LATA market, the Company also competes with the local exchange carriers servicing those areas. In its local service areas in New York State, the Company presently competes or in the future will compete with New York Telephone Company ("New York Telephone"), Frontier Corp., AT&T, Citizens Telephone Co., MFS, Time Warner Cable and with cellular and other wireless carriers. These local exchange carriers all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of the Company. Furthermore, the recently announced joint venture between MCI and Microsoft Corporation ("Microsoft"), under which Microsoft will promote MCI's services, the recently announced joint venture among Sprint, Deutsche Telekom AG and France Telecom, to be called Global One, and other strategic alliances could increase competitive pressures upon the Company.

     In addition to these competitive factors, recent and pending deregulation in each of the Company's markets may encourage new entrants. For example, as a result of legislation recently enacted in the U.S., RBOCs will be allowed to enter the long distance market, AT&T, MCI and other long distance carriers and utilities will be allowed to enter the local telephone services market and cable television companies will be allowed to enter the telecommunications market. In addition, the FCC has, on several occasions since 1984, approved or required price reductions by AT&T and, in October 1995, the FCC reclassified AT&T as a ''non-dominant'' carrier, which substantially reduces the regulatory constraints on AT&T. The Company believes that the principal competitive factors affecting its market share in the U.S. are pricing, customer service and variety of services. By offering high quality telecommunications services at competitive prices and by offering a portfolio of value-added services including customized billing packages, call management and call reporting services, together with personalized customer service and support, the Company believes that it competes effectively with other local and long distance telephone carriers and resellers in its service areas. The Company's ability to continue to compete effectively will depend on its continued ability to maintain high quality, market-driven services at prices generally below those charged by its competitors.

     CANADA. In Canada, the Company competes with facilities-based carriers, other resellers and rebillers. The Company's principal transmission facilities-based competitors are the Stentor group of companies, in particular, Bell Canada, the dominant suppliers of long distance services in Canada, Unitel, which provides certain facilities-based and long distance services to business and residential customers, and Sprint Canada and fONOROLA Inc., which provide certain transmission facilities-based services and also acts as reseller of telecommunications services. The Company also competes against CamNet, Inc., a reseller of telecommunications services. The Company believes that, for some of its customers and potential customers, it has a competitive advantage over other Canadian resellers as a result of its operations in the U.S. and the U.K. In particular, the trans-Atlantic link that it established in June 1993 between the U.K. and Canada allows ACC Canada to sell traffic to the U.K. with a significantly lower cost structure than many other resellers.

     UNITED KINGDOM. In the U.K. the Company competes with facilities-based carriers and other resellers. The Company's principal competitors in the U.K. are British Telecom, the dominant supplier of telecommunications services in the U.K., and Mercury. The Company also faces competition from emerging licensed public telephone operators (who are constructing their own facilities-based networks) such as Energis, and from other resellers including IDB WorldCom Services Inc., Esprit and Sprint. The Company believes its services are competitive, in terms of price and quality, with the service offerings of its U.K. competitors primarily because of its advanced network-related hardware and software systems and the network configuration and traffic management expertise employed by it in the U.K.

REGULATION

     UNITED STATES

     The services which the Company's U.S. operating subsidiaries provide are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications. In addition, many regulations may be subject to judicial review, the result of which the Company is unable to predict.

     TELECOMMUNICATIONS ACT OF 1996. In February 1996, the ''Telecommunications Act of 1996'' was enacted. The legislation is intended to introduce increased competition in U.S. telecommunication markets. The legislation opens the local services market by requiring local exchange carriers to permit interconnection to their networks and by establishing local exchange carrier obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-of-way, mutual compensation and other matters. In addition, the legislation codifies the local exchange carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The legislation also contains special provisions that eliminate the AT&T Divestiture Decree (the "AT&T Divestiture Decree") (and similar antitrust restrictions on the GTE Operating Companies) which restricts the RBOCs from providing long distance services. These new provisions permit an RBOC to enter the ''out-of-region'' long distance market immediately and the ''in-region'' long distance market if it satisfies several procedural and substantive requirements, including showing that facilities-based competition is present  in  its  market  and  that  it  has  entered  into interconnection agreements which satisfy a 14-point ''checklist'' of competitive requirements. The Company is likely to face significant additional competition, including from NYNEX Corp., the RBOC in the Company's Northeastern U.S. service area, which may be among the first RBOCs permitted to offer in-region long distance services. The new legislation provides for certain safeguards to protect against anticompetitive abuse by the RBOCs, but whether these safeguards will provide adequate protection to alternative carriers, such as the Company, and the impact of anticompetitive conduct if such conduct occurs, is unknown.

     Under the legislation, any entity, including long distance carriers such as AT&T, cable television companies and utilities, may enter any telecommunications market, subject to reasonable state consumer protection regulations. The legislation also eliminates the statutory barrier which prevented local telephone companies from providing video programming services in their regions. The FCC may also forbear from regulating, in whole or in part, certain types of carriers upon compliance with certain procedural requirements. Such legislation, and the regulations that implement it will subject the Company to increased competition and may have other, as yet unknown, effects on the Company.

     FEDERAL. The FCC has classified ACC U.S. as a non-dominant interexchange carrier. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on the Company and to change its regulatory classification. The Company believes that, in the current regulatory environment, the FCC is unlikely to do so.

     Until October 1995, AT&T was classified as a dominant carrier but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate and interexchange market. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated, which could result in increased prices for services the Company purchases from AT&T and more competitive retail prices offered by AT&T to customers. However, to date, the Company has not found rate changes attributable to the price cap regulation of AT&T and the local exchange carriers to have substantially adversely affected its business. AT&T is, however, still classified as a dominant carrier for international services. AT&T's application for reclassification as non-dominant in the international market is currently pending.

     Both domestic and international non-dominant carriers must maintain tariffs on file with the FCC. Prior to a recent court decision which reversed the FCC's ''forbearance policy'' that had excused non-dominant interexchange carriers from filing tariffs with the FCC, domestic non-dominant carriers were permitted by the FCC to file tariffs with a ''reasonable range of rates'' instead of the detailed schedules of individual charges required of dominant carriers. However, the Company must now file tariffs containing detailed actual rate schedules. In reliance on the FCC's past relaxed tariff filing requirements for non-dominant domestic carriers, the Company and most of its competitors did not maintain detailed rate schedules for domestic offerings in their tariffs. AT&T has filed suit against three of its major competitors for failing to file tariffs during the period preceding the court decision. Until the two year statute of limitations expires, the Company could be held liable for damages for its past failure to file tariffs containing actual rate schedules. Recent legislative changes may, however, result in the FCC's adopting a new forbearance policy, and the FCC is expected to institute a rule-making proceeding to consider the merits of reinstating a forbearance policy. There can be no assurance in this regard, however.

     In contrast to these recent developments affecting domestic long distance service, the Company's U.S. subsidiaries have long been subject to certification and tariff filing requirements for all international resale operations. The Company's U.S. subsidiaries' international rates are not subject to either rate-of-return or price cap regulation. The Company must seek separate certification authority from the FCC to provide private line service or to resell private line services between the U.S. and any foreign country. The Company's ACC Global Corp. subsidiary has received authority from the FCC to resell private lines on a switched service basis between the U.S. and Canada, and was the first entity to file to obtain such authority between the U.S. and the United Kingdom, which it received in September 1994.

     Among domestic local carriers, only the incumbent local exchange carriers are currently classified as dominant carriers. Thus, the FCC regulates many of the local exchange carriers' rates, charges and services to a greater degree than the Company's, although FCC regulation of the local exchange carriers is expected to decrease over time, particularly in light of recent U.S. legislation.

     To date, the FCC has exercised its regulatory authority to supervise closely the rates only of dominant carriers. However, the FCC has increasingly relaxed its control in this area. For example, the FCC is in the process of repricing local transport charges (the fee for the use of the local exchange carrier's transmission facility connecting the local exchange carrier's central offices and the interexchange carrier's access point). In addition, the local exchange carriers have been afforded a degree of pricing flexibility in setting access charges where adequate competition exists, and the FCC is considering certain proposals which would relax further local exchange carriers access regulation. Under interim rate structures adopted by the FCC, projected access charges for AT&T, and possibly other large interexchange carriers, would decrease while access charges for smaller interexchange carriers, including the Company, would increase. While the outcome of these proceedings is uncertain, should the FCC adopt permanent access charge rules along the lines of the interim structures it has allowed to take effect, it could place the smaller interexchange carriers, such as the Company, at a cost disadvantage, thereby adversely affecting their ability to compete with AT&T and larger interexchange carriers.

     The FCC had previously required local exchange carriers to allow ''collocation'' of CAPs in or near the central office switching areas of the local exchange carriers, to enable such CAPs to provide transport service between a local exchange carrier's central office switch and an interexchange carrier's point-of-presence or end user location. However, a 1995 decision of the Federal Court of Appeals struck down the FCC's Order as beyond its statutory authority. The FCC has replaced the requirement of ''collocation'' with a requirement of ''virtual collocation,'' which similarly expands the authority and ability of CAPs to provide competing transport service. The recently enacted Telecommunications Act of 1996 provides the FCC with additional statutory authority to mandate collocation.

     In addition to its status as an access customer, the Company is now an access provider in connection with its provision of local telephone service in upstate New York. Under the Telecommunications Act of 1996, the Company may become subject to many of the same obligations to which the RBOCs and other telecommunications providers are subject in their provision of local exchange services, such as resale, dialing parity and reciprocal compensation.

     STATE

     The Company's intrastate long distance operations are subject to various state laws and regulations including, in most jurisdictions, certification and tariff filing requirements. The Company provides long distance service in all or some portion of 40 states and has received the necessary certificate and tariff approvals to provide intrastate long distance service in 44 states. All states today allow some form of intrastate telecommunications competition. However, some states restrict or condition the offering of intrastate/intra-LATA long distance services by the Company and other interexchange carriers. In the majority of those states that do permit interexchange carriers to offer intra-LATA services, customers desiring to access those services are generally required to dial special access codes, which puts the Company at a disadvantage relative to the local exchange carrier's intrastate long distance service, which generally requires no such access code dialing. Increasingly, states are reexamining this policy and some states, such as New York, have ordered that this disadvantage be removed. The Telecommunications Act of 1996 requires local exchange companies to adopt ''intra-LATA equal access'' as a pre-condition for the local exchange carriers entering into the inter-LATA long distance business. Accordingly, it is expected that the dialing disparity for intra-LATA toll calls will be removed in the future. The Company expects to have ''equal access'', with respect to intra-LATA calls, for over 90% of its New York State subscribers by the end of 1996. Implementation in other states may take longer. Relevant state public service commissions ("PSCs") also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility. This could adversely affect the Company in several ways. The regulated prices for intrastate access charges that the Company must pay could increase both relative to the charges paid by the largest interexchange carriers, such as AT&T, and in absolute terms as well. Additionally, the Company could face increased price competition from the RBOCs and other local exchange carriers for intra-LATA long distance services, which may also be increased by the removal of former restrictions on long distance service offerings by the RBOCs as a result of recently enacted legislation.

     NEW YORK STATE REGULATION OF LONG DISTANCE SERVICE. Beginning in 1992, the New York Public Service Commission (''NYPSC'') commenced several proceedings to investigate the manner in which local exchange carriers should be regulated. In July 1995, the NYPSC ordered the acceptance of a Performance Regulation Plan for New York Telephone. The terms of the plan, as ordered, included: (I) a limitation on increases in basic local rates for the 5-year term of the plan, (ii) implementation of intra-LATA equal access by no later than March 1996, (iii) reductions in the intrastate inter-LATA equal access charges which the Company and other interexchange carriers pay over the next five years totaling 33%, (iv) reductions in the intra-LATA toll rates charged to the end user customer over the next five years totaling 21%, and (v) an intercarrier compensation plan that reduced the rates paid by the competitive local exchange carriers (including the Company's subsidiaries) by one-half. New York Telephone does have some increased ability to restructure rates and to request rate reductions, but all rate changes are still subject to NYPSC approval. New York Telephone is also required to meet various service quality measurements, and will be subject to financial penalties for failure to meet these objectives.

     In a manner similar to the FCC, the NYPSC has adopted revised rules governing the manner in which intrastate local transport elements of access charges are to be priced. These revisions accompanied its decision ordering local exchange carriers to permit ''collocation'' for intrastate special access and switched access transport services. In general, where CAPs have established interconnections at the switches of individual local exchange carriers, the local exchange carriers will be given expanded authority to enter into individually negotiated contracts with interexchange carriers for transport service. At the same time, the access charges to other interexchange carriers located at the same switching facilities generally will be lowered. If insufficient competition is present at that switching facility, the pre-existing intrastate ''equal price per unit of traffic'' rule will remain in effect. While the presence of switch interconnections may actually lower the price the Company may pay for local transport services, the ability of carriers that handle large traffic volumes, such as AT&T, to negotiate flat rate direct transport charges may result in the Company paying more per unit of traffic than its competitors for local transport service.

     NEW YORK STATE REGULATION OF LOCAL TELEPHONE SERVICE. The NYPSC has determined that it will allow competition in the provision of local telephone service in New York State, including ''alternate access,'' private line services and local switched services. The Company applied to the NYPSC for authority to provide such services, and received certifications in early 1994 to offer these services. The NYPSC has also authorized resale of local exchange services, which may allow significant market entry by large toll carriers such as AT&T and MCI.

     The Company's ability to offer competing local services profitably will depend on a number of factors. For the Company to compete effectively against New York Telephone, Frontier Corp. and other local exchange carriers in the Company's upstate New York service areas, it must be able to interconnect with the network of local exchange carriers in the markets in which it plans to offer local services, obtain direct telephone number assignments and, in most cases, negotiate with those local exchange carriers for certain services such as leased lines, directory assistance and operator services on commercially acceptable terms. The order issued in the New York Telephone Performance Regulation Plan (described above) established prices for interconnection and required New York Telephone to tariff this service, making it generally available to all competitors, including the Company. The actual monies paid by the Company to New York Telephone for terminating the Company's traffic, and the monies received by the Company from New York Telephone for terminating New York Telephone traffic, are subject to NYPSC regulation and will depend upon the Company's compliance with certain service obligations imposed by the NYPSC, including the obligation to serve residential customers. The rates will also affect the Company's competitive position in the intra-LATA toll market relative to the local exchange carrier and major interexchange carriers such as AT&T and MCI, which may offer intra-LATA toll services. The NYPSC has also issued orders assuring local telephone service competitors access to number resources, listing in the local exchange carrier's directory and the right to reciprocal intercarrier compensation arrangements with the local exchange carriers, and also establishing interim rules under which competitive providers of local telephone service are entitled to comparable access to and inclusion in local telephone routing guides and access to the customer information of other carriers necessary for billing or other services. The Company has obtained number assignments in 12 upstate New York markets and has applications pending in 11 additional cities.

     The NYPSC has also adopted interim rules that would subject competitive providers of local telephone service to a number of rules, service standards and requirements not previously applicable to ''nondominant'' competitors such as the Company. These rules include requirements involving ''open network architecture,'' provision of reasonable interconnection to competitors, and compliance with the NYPSC's service quality standards and consumer protection requirements. As part of its ''open network architecture'' obligations, the Company could be required to allow collocation with its local toll switch upon receipt of a bona fide request by an interexchange carrier or other carrier. Compliance with these rules in connection with the Company's provision of local telephone service may impose new and significant operating and administrative burdens on the Company. This proceeding will also determine the responsibilities of new local service providers with respect to subsidies inherent in existing local exchange carrier rates.

     Under the Telecommunications Act of 1996, incumbent local exchange companies such as New York Telephone and Frontier must allow the resale of both bundled local exchange services (known as "loops") as well as unbundled local exchange "elements" (known as "links" and "ports"). The NYPSC is currently conducting a proceeding to establish rates for those services under pricing formulas set forth in the new federal legislation. The Company generally intends to provide local service through the resale of unbundled links rather than through the resale of bundled loops. Accordingly, the outcome of the NYPSC proceeding, including decisions regarding the pricing of bundled loops and unbundled links, could affect the Company's competitive standing as a local service provider in relation to larger companies, such as AT&T and MCI, which may initially enter the local service market through resale of bundled loops.

     LOCAL TELEPHONE SERVICE IN MASSACHUSETTS. The Massachusetts Department of Public Utilities (''DPU'') has initiated a docket (currently in its briefing stages) to determine the format for local competition in that state. The format appears to be similar to the structure developing in New York State. Pending the outcome of this proceeding, the DPU is allowing companies to apply for certification as local exchange carriers and to begin operations under interim agreements. The Company is in the process of applying for certification.

     The Company's ability to construct and operate competitive local service networks for both local private line and switched services will depend upon, among other things, implementation of the structural market reforms discussed above, favorable determinations with respect to obligations by the state and federal regulators, and the satisfactory implementation of interconnection with the local exchange carriers.


     CANADA

     Long distance telecommunications services in Canada generally are subject to regulation by the CRTC. As a result of significant regulatory changes during the past several years, the historical monopolies for long distance service granted to regional telephone companies in Canada have been terminated. This has resulted in a significant increase in competition in the Canadian long distance telecommunications industry. In addition to the proceedings referred to below, the CRTC continues to take steps toward increased competition, including proceedings relating to the convergence between telecommunications and broadcasting.

     CRTC DECISIONS. In March 1990, the CRTC for the first time permitted non-facilities-based carriers, such as ACC Canada, to aggregate the traffic of customers on the same leased interexchange circuits in order to provide discounted long distance voice services in the provinces of Ontario, Quebec and British Columbia.
In September 1990, the CRTC also authorized carriers in addition to members of the Stentor consortium to interconnect their transmission facilities with the Message Toll Service (''MTS'') facilities of Teleglobe Canada, for the purpose of allowing resellers, such as ACC Canada, to resell international long distance MTS service. Prior to this decision, Bell Canada and other members of Stentor were the exclusive long distance carriers interconnected to Teleglobe Canada's MTS facilities.

        In December 1991,  the  CRTC   permitted  the  resale  on  a
joint-use  basis  of  the international  private   line  services  of
Teleglobe  Canada  to  provide interconnected voice services.
Resellers are subject to charges levied by
Teleglobe Canada for the use of its facilities and contribution charges payable to Teleglobe Canada and remitted to the telephone companies. In September 1993, the CRTC allowed Teleglobe Canada to restructure its overseas MTS to allow domestic service providers (including resellers) who commit to a minimum level of usage to interconnect with Teleglobe Canada's international network at its gateways for the purpose of providing outbound direct-dial telephone service. Overseas inbound traffic would be allocated to Stentor and other domestic service providers (including resellers) in proportion to their outbound market shares.

        In February 1996, the CRTC introduced a regime of price regulation for Teleglobe Canada's services to be  in  effect  from  April 1996 to December 1999, barring any  exceptional
changes to Teleglobe Canada's  operating  environment.   Under this regime,
Teleglobe Canada must reduce prices on an annual basis for its telephone and Globeaccess VPN Services, and must adhere to a price ceiling for most of its regulated non-telephone services. These rate reductions will have the effect of reducing the price the Company can charge its customers.
The Canadian federal government is currently conducting a review to determine
whether  to extend Teleglobe Canada's    status    as   the   monopoly
transmission facilities-based provider   of   Canada-overseas
telecommunications services beyond March 1997.

     In June 1992, the  CRTC  effectively  removed  the  monopoly rights of certain Stentor member companies with respect to the provision of transmission facilities-based long distance voice services in the territories in which they operate and opened the provision of these services to substantial competition in all provinces of Canada other than Alberta, Saskatchewan and Manitoba. Competition has subsequently been introduced in Alberta and Manitoba, which are subject to CRTC regulation, and Saskatchewan, which has not yet become subject to CRTC regulation. Among other things, the CRTC also directed the telephone companies that were subject to this decision to provide Unitel with ''equal ease of access,'' I.E., to allow Unitel to directly connect its network to the telephone companies' toll and end office switches to allow Unitel's customers to make long distance calls without dialing extra digits. In July 1993, the CRTC ordered the same telephone companies to provide resellers with equal ease of access upon payment of contribution, network modification and ongoing access charges on the same general basis as for transmission facilities-based carriers.

     At the same time, the CRTC also required telephone company competitors to assume certain financial obligations, including the payment of ''contribution charges'' designed to ensure that each long distance carrier bears a fair proportion of the subsidy that long distance services have traditionally contributed to the provision of local telephone service. As a result, contribution charges payable by resellers were increased. These charges are levied on resellers as a monthly charge on leased access lines. The charges vary for each telephone company based on that company's estimated loss on local services. Contribution charges were reduced by a discount which was initially 25%, and which declines over time to zero in 1998. Resellers whose access lines were connected only to end offices on a non-equal access basis initially paid contribution charges of 65% of the equal access contribution rates, rising over a five-year period to an 85% rate thereafter. The CRTC also established a mechanism under which contribution rates will be re-examined on a yearly basis. In March 1995, the CRTC decreased the contribution charges required to be paid by alternate long distance service providers to the local telephone companies, and made such decreases retroactive to January 1, 1994. Contribution charges payable to Bell Canada were reduced by 23%, and those payable to BC Tel by 13%.

     Transmission facilities-based competitors and resellers that obtained equal ease of access also assumed approximately 30% of the estimated Cdn. $240 million cost required to modify the telephone companies' networks to accommodate interconnection with competitors as well as a portion of the ongoing costs of the telephone companies to provide such interconnection. Initial modification charges are spread over a period of 10 years. These charges and costs are payable on the basis of a specified charge per minute.

     In December 1993, the CRTC gave permission to Bell Canada to file proposed tariffs for local rates for business customers--including resellers--which would make rates dependent on the number of outgoing calls made. Outgoing calls exceeding a threshold would be charged on a per-minute basis. The threshold would not apply to the customer's incoming traffic. The threshold would vary by rate group bands to take into account usage differences. Bell Canada has recently filed proposed tariffs which would give business customers the option of choosing local measured service or flat rate service.

     As   contemplated  in  the  CRTC's   June   1992   decision,   initial
implementation of single carrier 800 number portability occurred in Canada in January 1994 and 800 number multi-carrier selection capability has recently been approved on an interim basis.

     In April 1994, the CRTC initiated a proceeding to consider whether there should be a balloting process to permit customers to select a long distance service provider. In June 1995, the CRTC rejected the proposal for a balloting process. However, in August 1994, it directed the major telephone companies to include a customer bill insert from the CRTC during the fall of 1994 providing a message about equal access and the customers' ability to select an alternate toll service provider.

     In July 1994, the CRTC modified the rules governing the consideration of new toll services to be offered by telephone companies and of rate reductions for their existing services to require the telephone companies to show that the revenues (or the average revenue per minute) for each service equal or exceed the sum of causal costs and contribution amounts for the service.

     In November 1994, the CRTC varied certain elements of its Phase III costing procedures. These procedures are used to enable the CRTC to identify the costs and revenues of the dominant telephone companies associated with various categories of their services, in order, among other things, to identify the extent and nature of any cross-subsidies which may exist among those categories. The net effect of these Phase III changes was to lower contribution payments.

     In September 1994, the CRTC established substantial changes to Canadian telecommunications regulation, including: (I) initiation of a program of rate rebalancing, which would entail three annual increases of Cdn. $2 per month in rates for local service, with corresponding decreases in rates for basic toll service, and an indication from the CRTC that there would be no price changes which would result in an overall price increase for North American basic toll schedules combined; (ii) the telephone companies' monopoly local and access services, including charges for bottleneck services (i.e., essential services which competitors are required to obtain from Stentor members) provided to competitors (the Utility segment), would remain in the regulated rate base, and the CRTC would replace earnings regulation for the Utility segment with price caps effective January 1, 1998; (iii) other services (the Competitive segment) would not be subject to earnings regulation after January 1, 1995, after which a Carrier Access Tariff would become effective, which would include charges for contribution, start-up cost recovery and bottleneck services and would be applicable to the telephone companies' and competitors' traffic based on a per minute calculation, rather than the per trunk basis previously used to calculate contribution charges; (iv) while the CRTC considered it premature to forbear from regulating interexchange services, it considered that the framework set forth in the decision may allow forbearance in the future (such forbearance has subsequently occurred in the case of certain non-dominant transmission facilities-based carriers and certain telephone company services); (v) the CRTC concluded that barriers to entry should be reduced for the local service market, including basic local telephone service and switched network alternatives, and has subsequently initiated proceedings to implement unbundled tariffs, co-location of facilities and local number portability; and (vi) the intention to consider applying contribution charges to other services using switched access, not only to long distance voice services.

     Changes to these matters that were announced in October 1995 were the following: (I) rate rebalancing, with Cdn. $2 per month local rate increases commencing in each of January 1996 and January 1997 and another unspecified increase in 1998 (the contribution component of the Carrier Access Tariff is to be reduced correspondingly, but a corresponding reduction of basic North American long distance rates ordered by the CRTC was reversed by the Federal Cabinet in December 1995); (ii) reductions in contribution charges effective January 1, 1995, with contribution charges payable to Bell Canada reduced from 1994 levels by 16%, and those payable to BC Tel by 27%; (iii) changes to the costing methodology of the telephone companies including (a) the establishment of strict rules governing telephone company investments in competitive services involving broadband technology, (b) the requirement that the Competitive segment pay its fair share of joint costs incurred by both the Utility and Competitive segments, and (c) a directive specifying that revenues for many unbundled items must be allocated to the Utility segment thereby reducing the local shortfall and therefore contribution charges; (iv) directory operations of the telephone companies will continue to remain integral to the Utility segment, meaning that revenues from directory operations will continue to be assigned to the Utility segment to help reduce the local shortfall and therefore contribution payments; and (v) Stentor's request to increase the allowed rate of return of the Utility segment was denied and the CRTC restated its intention to retain the fifty basis point downward adjustment to the total company rate of return used to derive the Utility segment rates of return for the telephone companies.

     In December 1995, the CRTC announced that the per trunk basis for calculating contribution charges would be replaced by a per minute basis for calculating contribution charges starting June 1, 1996. The off-peak contribution rate will be one-half the peak rate, with the peak rate applicable between 8 a.m. and 5 p.m., Monday through Friday. The Company expects that, based on existing and anticipated regulations and rulings, its Canadian contribution charges will increase by up to approximately
Cdn. $2 million in 1997 over 1995 levels, which the Company will seek to offset with increased volume efficiencies.

     The Company cannot predict the timing or the outcome of any of the pending and ongoing proceedings described above, or the impact they may have on the competitive position of ACC Canada.

     TELECOMMUNICATIONS ACT. In October 1993, the Telecommunications Act replaced the Railway Act (Canada) as the principal telecommunications regulatory statute in Canada. This Act provides that all federally-regulated telecommunications common carriers as defined therein (essentially all transmission facilities-based carriers) are under the regulatory jurisdiction of the CRTC. It also gives the federal government the power to issue directions to the CRTC on broad policy matters. The Act does not subject non-facilities-based carriers, such as ACC Canada, to foreign ownership restrictions, tariff filing requirements or other regulatory provisions applicable to facilities-based carriers. However, to the extent that resellers acquire their own facilities in order to better control the carriage and routing of their traffic, certain provisions of this Act may be applicable to them.

     UNITED KINGDOM

     Until 1981, British Telecom was the sole provider of public telecommunications services throughout the U.K. This monopoly ended when, in 1981, the British government granted Mercury a license to run its own telecommunications system under the British Telecommunications Act 1981. Both British Telecom and Mercury are licensed under the subsequent Telecommunications Act 1984 to run transmission facilities-based telecommunications systems and provide telecommunications services. See the Risk Factors discussion of "Dependence on Transmission Facilities-Based Carriers and Suppliers'' in this Item 1 below.

     In 1991, the British government established a ''multi-operator'' policy to replace the duopoly that had existed between British Telecom and Mercury. Under the multi-operator policy, the U.K. Department of Trade and Industry (the ''DTI'') will recommend the grant of a license to operate a telecommunications network to any applicant that the DTI believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators and international simple resellers operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the Telecommunications Act 1984. Any telecommunications system with compatible equipment that is authorized to be run under an individual license granted under this Act is permitted to interconnect to British Telecom's network. Under the terms of British Telecom's license, it is required to allow any such licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (E.G., due to incompatible equipment).

     Oftel has imposed mandatory price reductions on British Telecom which are expected to continue through at least 1997 and this has had, and may have, the effect of reducing the prices the Company can charge its customers in order to remain competitive.

     ACC U.K. was granted an ISR License in September 1992 by the DTI and, for a period of approximately 18 months thereafter, was involved in protracted negotiations with British Telecom concerning the terms and conditions under which it could interconnect its leased line network and switching equipment with British Telecom's network. The ISR License allows the Company to offer domestic and international long distance services via connections to the PSTN of certain originating and terminating countries at favorable leased-line rates, rather than per call international settlement rates. Over time, larger carriers will be able to match the Company's rates because they also have, or are expected to obtain, international simple resale licenses. The DTI has, to date, designated the U.K., the U.S., Canada, Australia, Sweden, New Zealand and Finland for international simple resale traffic. The designation of a country by the DTI implies that the DTI has determined that the designated country has an equivalent regulatory framework that would permit the receipt of terminating traffic. In some cases, legislative approval of the extension of the ISR License by the designated country may be required. The Company presently utilizes the license primarily for traffic between the U.K., the U.S. and Canada.

ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES

     As the Company expands its service offerings, geographic focus and its network, the Company anticipates that it will seek to acquire assets and businesses of, make investments in or enter into strategic alliances with, companies providing services complementary to ACC's existing business. The Company believes that, as the global telecommunications marketplace becomes increasingly competitive, expands and matures, such transactions will be critical to maintaining a competitive position in the industry.

     The Company's ability to effect acquisitions and strategic alliances and make investments may be dependent upon its ability to obtain additional financing and, to the extent applicable, consents from the holders of debt and preferred stock of the Company. While the Company may in the future pursue an active strategic alliance, acquisition or investment policy, no specific strategic alliances, acquisitions or investments are currently in negotiation and the Company has no immediate plans to commence such negotiations. If the Company were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions or investments. If the Company were to consummate one or more significant strategic alliances, acquisitions or investments in which the consideration consists of stock, shareholders of the Company could suffer a significant dilution of their interests in the Company.

     Many business acquisitions must be accounted for as purchases. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and the acquisitions of these businesses, if accounted for as a purchase, would typically result in substantial amortization charges to the Company. In the event the Company consummates additional acquisitions in the future that must be accounted for as purchases, such acquisitions would likely increase the Company's amortization expenses. In connection with acquisitions, investments or strategic alliances, the Company could incur substantial expenses, including the fees of financial advisors, attorneys and accountants, the expenses of integrating the business of the acquired company or the strategic alliance with the Company's business and any expenses associated with registering shares of the Company's capital stock, if such shares are issued. The financial impact of such acquisitions, investments or strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations and could cause substantial fluctuations in the Company's quarterly and yearly operating results. See the Risk Factor discussion of "Substantial Indebtedness; Need for Additional Capital'' in this Item 1 below and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' in Item 7 of this Report.

EMPLOYEES

     As of December 31, 1995, the Company had 631 full-time employees worldwide. Of this total, 222 employees were in the U.S., 266 were in Canada and 143 were in the U.K. The Company has never experienced a work stoppage and its employees are not represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

RISK FACTORS

RECENT LOSSES; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     Although the Company has recently experienced revenue growth on an annual basis, it has incurred net losses and losses from continuing operations during each of its last two fiscal years. The 1995 net loss of $5.4 million resulted primarily from the expansion of operations in the U.K. (approximately $6.8 million), increased net interest expense associated
with  additional  borrowings   (approximately   $4.9   million),  increased
depreciation  and  amortization  from the addition of equipment  and  costs
associated  with  the  expansion  of  local   service  in  New  York  State
(approximately   $1.6   million)   and   management   restructuring   costs
(approximately $1.3 million), offset by positive operating income  from the  U.S.  and Canadian  long  distance  subsidiaries  of approximately
$9.0 million. The 1994 net loss of $11.3 million resulted primarily from operating losses due to expansion in the U.K. (approximately $5.6 million), the recording of the valuation allowance against deferred tax benefits (approximately $3.0 million), implementation of equal access in Canada (approximately $2.2 million) and operating losses due to expansion in local
telephone service in the U.S. (approximately $0.9 million).   There  can be
no assurance that revenue growth will continue or that the Company will achieve profitability in the future. The Company intends to focus in the near term on the expansion of its service offerings, including its local telephone business, and geographic markets, which may adversely affect cash flow and operating performance. As each of the telecommunications markets in which the Company operates continues to mature, growth in the Company's revenues and customer base is likely to decrease over time.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including general economic conditions, specific economic conditions in the telecommunications industry, the effects of governmental regulation and regulatory changes, user demand, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold and the mix of channels through which those services are sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic alliances, acquisitions or investments that could have a material adverse effect on the Company's business, results of operations and cash flow. The Company's sales to other long distance companies have been increasing. Because these sales are at margins that are lower than those derived from most of the Company's other revenues, this increase may reduce the Company's gross margins as a percentage of revenue. In addition, to the extent that these and other long distance carriers are less creditworthy, such sales may represent a higher credit risk to the Company. See the Risk Factor discussion below of "Risks Associated With Acquisitions, Investments and Strategic Alliances'' in this Item 1 and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' in Item 7 of this Report.

SUBSTANTIAL INDEBTEDNESS; NEED FOR ADDITIONAL CAPITAL

     The Company will need to continue to enhance and expand its operations in order to maintain its competitive position, expand its service offerings and geographic markets and continue to meet the increasing demands for service quality, availability and competitive pricing. As of the end each of its last five fiscal years, the Company has experienced a working capital deficit. During 1995, the Company's income from operations plus depreciation and amortization ("EBITDA") minus capital expenditures and changes in working capital was $(7.0) million. The Company is highly leveraged.
The Company's leverage may adversely affect its ability to raise additional capital. In addition, the Company's indebtedness requires significant repayments over the next five years. The Company may need to raise additional capital from public or private equity or debt sources in order to finance its anticipated growth, including local service expansion, which is capital intensive, working capital needs, debt service obligations, contemplated capital expenditures and the optional redemption of the Series A Preferred Stock if it is not converted. In addition, the Company may need to raise additional funds in order to take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of, investments in or strategic alliances with companies that are complementary to the Company's current operations, or to develop new products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current shareholders would be reduced and, if such equity securities take the form of Preferred Stock or Class B Common Stock, the holders of such Preferred Stock or Class B Common Stock may have rights, preferences or privileges senior to those of the holders of Class A Common Stock. There can be no assurance that the Company will be able to raise such capital on satisfactory terms or at all. If the Company decides to raise additional funds through the incurrence of debt, the Company would need to obtain the consent of its lenders under its revolving credit facility with First Union National Bank of North Carolina and Fleet Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.), as agents (the ''Agents''), which expires on July 1, 2000 (the ''Credit
Facility'') and would likely become subject to additional or more restrictive financial covenants. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion, which could materially adversely affect its business, results of operations and financial condition and its ability to compete. See ''Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources'' in Item 7 of this Report.

DEPENDENCE ON TRANSMISSION FACILITIES-BASED CARRIERS AND SUPPLIERS

     The Company does not own telecommunications transmission lines. Accordingly, telephone calls made by the Company's customers are connected through transmission lines that the Company leases under a variety of arrangements with transmission facilities-based long distance carriers, some of which are or may become competitors of the Company, including AT&T, Bell Canada and British Telecom. Most inter-city transmission lines used by the Company are leased on a monthly or longer-term basis at rates that currently are less than the rates the Company charges its customers for connecting calls through these lines. Accordingly, the Company is vulnerable to changes in its lease arrangements, such as price increases and service cancellations. ACC's ability to maintain and expand its business is dependent upon whether the Company continues to maintain favorable relationships with the transmission facilities-based carriers from which the Company leases transmission lines, particularly in the U.K., where British Telecom and Mercury are the two principal, dominant carriers. The Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. The Company generally experiences delays in billings from British Telecom and needs to reconcile billing discrepancies with British Telecom before making payment. Although the Company believes that its relationships with carriers generally are satisfactory, the deterioration in or termination of the Company's relationships with one or more of those carriers could have a material adverse effect upon the Company's business, results of operations and financial condition. Certain of the vendors from whom the Company leases transmission lines, including from the 22 RBOCs and other local exchange carriers, currently are subject to tariff controls and other price constraints which in the future may be changed. Under recently enacted U.S. legislation, constraints on the operations of the RBOCs have been dramatically reduced, which will bring additional competitors to the long distance market. In addition, regulatory proposals are pending that may affect the prices charged by the RBOCs and other local exchange carriers to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. See the Risk Factor discussion of "Potential Adverse Effects of Regulation'' below and the discussion of "Regulation'' above in this Item 1. The Company currently acquires switches used in its North American operations from one vendor. The Company purchases switches from such vendor for its convenience and switches of comparable quality may be obtained from several alternative suppliers. However, a failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could have a material adverse effect on the Company's business, results of operations and financial condition.

POTENTIAL ADVERSE EFFECTS OF REGULATION

     Legislation that substantially revises the U.S. Communications Act was signed into law on February 8, 1996. The legislation provides specific guidelines under which the RBOCs can provide long distance services and will permit the RBOCs to compete with the Company in the provision of domestic and international long distance services. The legislation opens all local service markets to competition from any entity (including long distance carriers, such as AT&T, cable television companies and utilities). Because the legislation opens the Company's markets to additional competition, particularly from the RBOCs, the Company's ability to compete is likely to be adversely affected. Moreover, as a result of and to implement the legislation, certain federal and other governmental regulations will be amended or modified, and any such amendment or modification could have a material adverse effect on the Company's business, results of operations and financial condition.

     In the U.S., the FCC and relevant state PSCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the
Company's services are provided. Federal and state regulations and regulatory trends have had, and in the future are likely to have, both positive and negative effects on the Company and its ability to compete. The recent trend in both Federal and state regulation of telecommunications service providers has been in the direction of lessened regulation. In general, neither the FCC nor the relevant state PSCs currently regulate the Company's long distance rates or profit levels, but either or both may do so in the future. However, the general recent trend toward lessened regulation has also given AT&T, the largest long distance carrier in the U.S., increased pricing flexibility that has permitted it to compete more effectively with smaller interexchange carriers, such as the Company. There can be no assurance that changes in current or future Federal or state regulations or future judicial changes would not have a material adverse effect on the Company.

     In order to provide their services, interexchange carriers, including the Company, must generally purchase ''access'' from local exchange carriers to originate calls from and terminate calls in the local exchange telephone networks. Access charges presently represent a significant portion of the Company's network costs in all areas in which it operates. In the U.S., access charges generally are regulated by the FCC and the relevant state PSCs. Under the terms of the AT&T Divestiture Decree, a court order entered in 1982 which, among other things, required AT&T to divest its 22 wholly-owned RBOCs from its long distance division, the RBOCs were required to price the ''local transport'' portion of such access charges on an ''equal price per unit of traffic'' basis. In November 1993, the FCC implemented new interim rules governing local transport access charges while the FCC considers permanent rules regarding new rate structures for transport pricing and switched access competition. These interim rules have essentially maintained the ''equal price per unit of traffic'' rule. However, under alternative access charge rate structures being considered by the FCC, local exchange carriers would be permitted to allow volume discounts in the pricing of access charges. If these rate structures are adopted, access charges for AT&T and other large interexchange carriers would decrease, and access charges for small interexchange carriers would increase. While the outcome of these proceedings is uncertain, should the FCC adopt permanent access charge rules along the lines of the proposed structures it is currently considering, the Company would be at a cost disadvantage with regard to access charges in comparison to AT&T and larger interexchange carrier competitors.

     The Company currently competes with the RBOCs and other local exchange carriers in the provision of ''short haul'' toll calls completed within a LATA, and will in the future, under provisions of recently enacted federal legislation, compete with such carriers in the long-haul, or inter-LATA, toll business. To complete long-haul and short-haul toll calls, the Company must purchase ''access'' from the local exchange carriers. The Company must generally price its toll services at levels equal to or below the retail rates established by the local exchange carriers for their own short-haul or long-haul toll rates. To the extent that the local exchange carriers are able to reduce the margin between the access costs to the Company and the retail toll prices charged by local exchange carriers, either by increasing access costs or lowering retail toll rates, or both, the Company will encounter adverse pricing and cost pressures in competing against local exchange carriers in both the short-haul and long-haul toll markets.

     In Canada, services provided by ACC Canada are subject to or affected by certain regulations of the CRTC. The CRTC annually reviews the ''contribution charges'' (the equivalent of access charges in the U.S.) it has assessed against the access lines leased by Canadian long distance resellers, including the Company, from the local telephone companies in Canada. The Company expects that, based on existing regulations and rulings, its Canadian contribution charges will increase by approximately Cdn. $1.5 million in 1997 over 1995 levels. Additional increases in these contribution charges could have a material adverse effect on the Company's business, results of operations and financial condition. The Canadian long distance telecommunications industry is the subject of ongoing regulatory change. These regulations and regulatory decisions have a direct and material effect on the ability of the Company to conduct its business. The recent trend of such regulations has been to open the market to commercial competition, generally to the Company's benefit. There can be no assurance, however, that any future changes in or additions to laws, regulations, government policy or administrative rulings will not have a material adverse effect on the Company's business, results of operation and financial condition.

     The telecommunications services provided by ACC U.K. are subject to and affected by regulations introduced by Oftel. Since the break up of the U.K. telecommunications duopoly consisting of British Telecom and Mercury in 1991, it has been the stated goal of Oftel to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The regulatory regime currently being introduced by Oftel has a direct and material effect on the ability of the Company to conduct its business. Although the Company is optimistic about its ability to continue to compete effectively in the U.K. market, there can be no assurance that future changes in regulation and government will not have a material adverse effect on the Company's business, results of operations and financial condition. See the discussion "Business-Regulation'' above in this Item 1.

INCREASING DOMESTIC AND INTERNATIONAL COMPETITION

     The long distance telecommunications industry is highly competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. The industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and high churn rates (customer turnover), as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. In each of its markets, the Company competes primarily on the basis of price and also on the basis of customer service and its ability to provide a variety of telecommunications services. The Company expects competition on the basis of price and service offerings to increase. Although many of the Company's university customers are under multi-year contracts, several of the Company's largest customers (primarily other long distance carriers) are on month-to-month contracts and are particularly price sensitive. Revenues from other resellers accounted for approximately 22%, 7% and 9% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in 1995, and are expected to account for a higher percentage in the future. With respect to these customers, the Company competes almost exclusively on price.

     Many of the Company's existing competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company, control transmission lines and have long-standing relationships with the Company's target customers. These competitors include, among others, AT&T, MCI and Sprint in the U.S.; Bell Canada, BC Telecom, Inc., Unitel and Sprint Canada (a subsidiary of Call-Net Telecommunications Inc.) in Canada; and British Telecom, Mercury, AT&T and WorldCom in the U.K. Other U.S. carriers are also expected to enter the U.K. market. The Company also competes with numerous other long distance providers, some of which focus their efforts on the same business customers targeted by the Company and selected residential customers and colleges and universities, the Company's other target customers. In addition, through its local telephone service business in upstate New York, the Company competes with New York Telephone, Frontier Corp., Citizens Telephone Co., MFS and Time Warner Cable and others, including cellular and other wireless providers. Furthermore, the recently announced joint venture between MCI and Microsoft, under which Microsoft will promote MCI's services, the recently announced joint venture among Sprint, Deutsche Telekom AG and France Telecom, and other strategic alliances, could also increase competitive pressures upon the Company and have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition to these competitive factors, recent and pending deregulation in each of the Company's markets may encourage new entrants. For example, as a result of legislation recently enacted in the U.S., RBOCs will be allowed to enter the long distance market, AT&T, MCI and other long distance carriers will be allowed to enter the local telephone services market, and any entity (including cable television companies and utilities) will be allowed to enter both the local service and long distance telecommunications markets. In addition, the FCC has, on several occasions since 1984, approved or required price reductions by AT&T and, in October 1995, the FCC reclassified AT&T as a ''non-dominant'' carrier, which substantially reduces the regulatory constraints on AT&T. As the Company expands its geographic coverage, it will encounter increased competition. Moreover, the Company believes that competition in non-U.S. markets is likely to increase and become more similar to competition in the U.S. markets over time as such non-U.S. markets continue to experience deregulatory influences. Prices in the long distance industry have declined from time to time in recent years and, as competition increases in Canada and the U.K., prices are likely to continue to decrease. For example, Bell Canada substantially reduced its rates during the first quarter of 1994. The Company's competitors may reduce rates or offer incentives to existing and potential customers of the Company. To maintain its competitive position, the Company believes that it must be able to reduce its prices in order to meet reductions in rates, if any, by others. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' in Item 7 of this Report and the discussion ''Business-Competition'' above in this Item 1.

     The Company has only limited experience in providing local telephone services, having commenced providing such services in 1994, and, although the Company believes the local business will enhance its ability to compete in the long distance market, to date the Company has experienced an operating cash flow deficit in the operation of that business in the U.S. on a stand-alone basis. The Company's revenues from local telephone services in 1995 were $1.35 million. In order to attract local customers, the Company must offer substantial discounts from the prices charged by local exchange carriers and must compete with other alternative local companies that offer such discounts. The local telephone service business requires significant initial investments in capital equipment as well as significant initial promotional and selling expenses. Larger, better capitalized alternative local providers, including AT&T and Time Warner Cable, among others, will be better able to sustain losses associated with discount pricing and initial investments and expenses. There can be no assurance that the Company will achieve positive cash flow or profitability in its local telephone service business.

RISKS OF GROWTH AND EXPANSION

     The Company plans to expand its service offerings and principal geographic markets in the United States, Canada and the United Kingdom. In addition, the Company may establish a presence in deregulating Western European markets that have high density telecommunications traffic, such as France and Germany, when the Company believes that business and regulatory conditions warrant. There can be no assurance that the Company will be able to add service or expand its markets at the rate presently planned by the Company or that the existing regulatory barriers will be reduced or eliminated. The Company's rapid growth has placed, and in the future may continue to place, a significant strain on the Company's administrative, operational and financial resources and increased demands on its systems and controls. As the Company increases its service offerings and expands its targeted markets, there will be additional demands on the Company's customer support, sales and marketing and administrative resources and network infrastructure. There can be no assurance that the Company's operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth. The failure to continue to upgrade the administrative, operating and financial control systems or the emergence of unexpected expansion difficulties could materially adversely affect the Company's business, results of operations and financial condition.


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     A key component of the Company's strategy is its planned expansion in international markets. To date, the Company has only limited experience in providing telecommunications service outside the United States and Canada. There can be no assurance that the Company will be able to obtain the capital it requires to finance its expansion in international markets on satisfactory terms or at all. In many international markets, protective regulations and long-standing relationships between potential customers of the Company and their local providers create barriers to entry. Pursuit of international growth opportunities may require significant investments for an extended period before returns, if any, on such investments are realized. In addition, there can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, which could materially adversely impact the success of the Company's international operations. In many countries, the Company may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully conduct its operations. As its revenues from its Canadian and U.K. operations increase, an increasing portion of the Company's revenues and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a greater effect on the Company's results of operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations and, consequently, on the Company's business, results of operations and financial condition. In addition, there can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON EFFECTIVE INFORMATION SYSTEMS

     To complete its billing, the Company must record and process massive amounts of data quickly and accurately. While the Company believes its management information system is currently adequate, it has not grown as quickly as the Company's business and substantial investments are needed. The Company has made arrangements with a consultant and a vendor for the development of new information systems and has budgeted approximately $6.0 million for this purpose in 1996. The Company believes that the successful implementation and integration of these new information systems is important to its continued growth, its ability to monitor costs, to bill customers and to achieve operating efficiencies, but there can be no assurance that the Company will not encounter delays or cost overruns or suffer adverse consequences in implementing the systems. A vendor of the Company's software, which formerly was an affiliate of the Company, has a unique knowledge of certain of the Company's software and the Company may be dependent on the vendor for any modifications to the software. The Company believes that it currently is the only customer of the vendor and, as a result, the vendor is financially dependent on the Company. In addition, as the Company's suppliers revise and upgrade their hardware, software and equipment technology, there can be no assurance that the Company will not encounter difficulties in integrating the new technology into the Company's business or that the new systems will be appropriate for the Company's business. See the discussion ''Business-Information Systems'' above in this Item 1.

RISKS ASSOCIATED WITH ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES

     As part of its business strategy, the Company expects to seek to develop strategic alliances both domestically and internationally and to acquire assets and businesses or make investments in companies that are complementary to its current operations. As of the date of this Report, the Company has no present commitments or agreements with respect to any such strategic alliance, investment or acquisition. Any such future strategic alliances, investments or acquisitions would be accompanied by the risks commonly encountered in strategic alliances with or acquisitions of or investments in companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of licensed or acquired technology and rights into the Company's service offerings, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management. In addition, the Company has experienced higher attrition rates with respect to customers obtained through acquisitions, and may continue to experience higher attrition rates with respect to any customers resulting from future acquisitions. Moreover, to the extent that any such acquisition, investment or alliance involved a business located outside the United States, the transaction would involve the risks associated with international expansion discussed above under "Risks Associated with International Expansion.'' There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered with such strategic alliances, investments or acquisitions.

     In addition, if the Company were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the strategic alliances, acquisitions or investments. If the Company were to consummate one or more significant strategic alliances, acquisitions or investments in which the consideration consists of stock, shareholders of the Company could suffer a significant dilution of their interests in the Company. Many of the businesses that might become attractive acquisition candidates for the Company may have significant goodwill and intangible assets, and acquisitions of these businesses, if accounted for as a purchase, would typically result in substantial amortization charges to the Company. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations and could cause substantial fluctuations in the Company's quarterly and yearly operating results. See the discussion ''Business-Acquisitions, Investments and Strategic Alliances'' above in this Item 1.

TECHNOLOGICAL CHANGES  MAY  ADVERSELY  AFFECT COMPETITIVENESS AND FINANCIAL
RESULTS

     The telecommunications industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. There can be no assurance that the Company will maintain competitive services or that the Company will obtain appropriate new technologies on a timely basis or on satisfactory terms.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of its management team and technical, marketing and sales personnel. The Company's employees may voluntarily terminate their employment with the Company at any time. Competition for qualified employees and personnel in the telecommunications industry is intense and, from time to time, there are a limited number of persons with knowledge of and experience in particular sectors of the telecommunications industry. The Company's success also will depend on its ability to attract and retain qualified management, marketing, technical and sales executives and personnel. The process of locating such personnel with the combination of skills and attributes required to carry out the Company's strategies is often lengthy. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's results of operations, development efforts and ability to expand. There can be no assurance that the Company will be successful in attracting and retaining such executives and personnel. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK ASSOCIATED WITH FINANCING ARRANGEMENTS; DIVIDEND RESTRICTIONS

     The Company's financing arrangements are secured by substantially all of the Company's assets and require the Company to maintain certain financial ratios and restrict the payment of dividends, and the Company anticipates that it will not pay any dividends on Class A Common Stock in the foreseeable future.
These financial arrangements will require the repayment of significant amounts and significant reductions in borrowing capacity thereunder during the next five years. The Company's secured lenders would be entitled to foreclose upon those assets in the event of a default under the financing arrangements and to be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the Company's other creditors and shareholders in the event that the Company is liquidated. In addition, the collateral security arrangements under the
Company's   existing   financing  arrangements  may  adversely  affect  the
Company's ability to obtain additional borrowings or other capital. The Company may need to raise additional capital from equity or debt sources to
finance  its  projected growth and capital expenditures contemplated.   See
the Risk Factor discussion above under ''Substantial Indebtedness; Need for
Additional  Capital''   and   ''Management's  Discussion  and  Analysis  of
Financial  Condition  and  Results   of  Operations-Liquidity  and  Capital
Resources'' in Item 7 of this Report.

HOLDING COMPANY STRUCTURE; RELIANCE ON SUBSIDIARIES FOR DIVIDENDS

     ACC Corp. is a holding company, the principal assets of which are its operating subsidiaries in the U.S., Canada and the U.K. ACC Canada, a 70% owned subsidiary of ACC Corp., is a public company listed on the Toronto Stock Exchange and the Montreal Stock Exchange. The ability of ACC Canada to declare and pay dividends is restricted by the terms of the agreement under which the Company's Series A Preferred Stock was issued. In addition, ACC Canada's ability to make other payments to ACC Corp. and its other subsidiaries may be dependent upon the taking of action by ACC Canada's Board of Directors, applicable Canadian and provincial law and stock exchange regulations, in addition to the availability of funds. At the present time, three of ACC Canada's seven directors are representatives of ACC Corp. ACC Corp.'s percentage ownership interest in ACC Canada may decrease over time as a result of stock issuances or sales or, alternatively, may increase over time as a result of stock purchases, investments or other transactions. ACC U.S., ACC Canada, ACC U.K. and other operating subsidiaries of the Company are subject to corporate law restrictions on their ability to pay dividends to ACC Corp. There can be no assurance that ACC Corp. will be able to cause its operating subsidiaries to declare and pay dividends or make other payments to ACC Corp. when requested by ACC Corp. The failure to pay any such dividends or make any such other payments could have a material adverse effect upon the Company's business, financial condition and results of operations.

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the Class A Common Stock has been and may continue to be highly volatile. See the discussion under Item 5 of this Report, "Market for Registrant's Common Equity and Related Shareholder Matters." Factors such as variations in the Company's revenue, earnings and cash flow, the difference between the Company's actual results and the results expected by investors and analysts and announcements of new service offerings, marketing plans or price reductions by the Company or its competitors could cause the market price of the Class A Common Stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected telecommunications companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such market fluctuations may materially adversely affect the market price of the Class A Common Stock.

RISKS ASSOCIATED WITH DERIVATIVE FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, to hedge its foreign exchange and interest rate risks. The Company does not use derivative financial instruments for speculative purposes. By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. Accordingly, losses relating to derivative financial instruments could have a material adverse effect upon the Company's business, financial condition and results of operations. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

ITEM 2.   PROPERTIES.

     The Company's principal executive offices are located at 400 West Avenue, Rochester, New York in corporate office space leased through June 2004. It also leases office space for its Canadian headquarters in Toronto, Canada, and for its U.K. headquarters in London, England, as well as office space at various other locations. For additional information regarding these leases, see Notes 8 and 10 to the Company's Consolidated Financial Statements contained herein.

     The Company has eight switching centers worldwide. The Company's switching equipment for the Rochester call origination area is located at its headquarters at 400 West Avenue, Rochester, New York with additional switching equipment located in Syracuse, New York, in Toronto, Ontario, Montreal, Quebec, and Vancouver, British Columbia, and in London and Manchester, England, all of which sites are leased. Branch sales offices are leased by the Company at various locations in the northeastern U.S., Canada and the U.K. The Company also leases equipment and space located at various sites in its service areas.

     The Company's financing arrangements are secured by substantially all of the Company's assets. The Company's secured lenders would be entitled to foreclose upon those assets and to be repaid from the proceeds of the liquidation of those assets in the event of a default under the financing arrangements.

ITEM 3.   LEGAL PROCEEDINGS.

     There were no material legal proceedings pending at December 31, 1995 involving the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                              PART II


ITEM 5.   MARKET FOR  REGISTRANT'S  COMMON  EQUITY  AND RELATED SHAREHOLDER
MATTERS.

     The Company's Class A Common Stock is quoted on The Nasdaq Stock Market's National Market System under the symbol ''ACCC.'' The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock, as reported by The Nasdaq Stock Market, and the cash dividends declared per share of Class A Common Stock:

                                                       Cash
                                                       Dividends
                                   COMMON STOCK PRICE  Declared
                                   HIGH      LOW       PER SHARE

1994:     First Quarter            $ 26 1/4   $17       $0.03
          Second Quarter             24 1/4    13        0.03
          Third Quarter              19 3/4    12 3/4    0.03
          Fourth Quarter             19        13 3/4    0.03

1995:     First Quarter            $ 19 1/4   $14       $0.03
          Second Quarter             17        13        0.03
          Third Quarter              19 1/4    14 1/2     ---
          Fourth Quarter             24 1/8    15 3/4     ---

1996:     First Quarter (through
                March 25, 1996)    $ 30 1/4    $22 1/4    ---


    On March 1, 1996, the closing price for the Company's Class A Common Stock in trading on The Nasdaq Stock Market was $28.50 per share, as published in The Wall Street Journal. As of March 1, 1996, the Company had approximately 456 holders of record of its Class A Common Stock.

    The Company ceased paying quarterly cash dividends on its Class A Common Stock in 1995 to use its cash to invest in the growth of its business. The Company anticipates that future earnings, if any, generated from operations will be retained by the Company to develop and expand its business. Any future determination with respect to the payment of dividends on the Class A Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operating results, financing condition and capital requirements, the terms of then-existing indebtedness and preferred stock, general business conditions, Delaware corporate law limitations and such other factors as the Board of Directors deems relevant. The terms of the Company's Credit Facility prohibit the payment of dividends without the Agents' consent. In addition, the Company is prohibited, under the terms of the Company's Series A Preferred Stock, from paying or declaring any dividend upon the Company's Class A Common Stock unless the prior written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock is obtained. The Company's holding company structure may adversely affect the Company's ability to obtain payments when needed from ACC Corp.'s operating subsidiaries. See the Risk Factor discussions of "Holding Company Structure; Reliance on Subsidiaries for Dividends" in Item 1 of this Report and Note 5 of the Notes to the Company's Consolidated Financial Statements contained in Item 8 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected historical consolidated financial data for each of the years presented have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, together with the notes thereto and related report of Arthur Andersen LLP, independent public accountants, are included elsewhere in this Report. The following data should be read in conjunction with, and are qualified by, the consolidated financial statements and related notes and ''Management's Discussion and Analysis of Financial Condition and Results of Operations,'' which are included in Items 8 and 7 of this Report, respectively.

                                                                        YEAR ENDED DECEMBER 31,
                                                        1995 (1)          1994           1993            1992            1991
                                                             (Dollars in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
     Toll revenue                                          $ 175,269      $ 118,331       $ 100,646       $  78,988       $  49,563
    Leased lines and other                                    13,597          8,113           5,300           2,692           1,563
    Total revenue                                            188,866        126,444         105,946          81,680          51,126
Network costs                                                114,841         79,438          70,286          52,314          32,343
Gross profit                                                  74,025         47,006          35,660          29,366          18,783
Other operating expenses:
    Depreciation and amortization                             11,614          8,932           5,832           3,919           2,764
    Selling expenses                                          21,617         14,497           8,726           3,350           2,295
    General and administrative                                39,248         29,731          20,081          16,309          10,278
        Management restructuring                               1,328              -               -               -               -
    Equal access charges (2)                                     -            2,160               -               -               -
    Asset write-down (3)                                         -               -          12,807              -                 -
         Total other operating expenses                       73,807         55,320         47,446           23,578          15,337
Income (loss) from operations                                    218        (8,314)        (11,786)           5,788           3,446
Other income (expense):
    Interest income                                              198            124             205             276              39
    Interest expense                                          (5,131)        (2,023)           (420)           (197)           (240)
    Terminated merger costs                                        -           (200)              -               -               -
    Gain on sale of subsidiary stock                               -              -           9,344               -               -
    Foreign exchange gain (loss)                               (110)            169         (1,094)               -               -
        Total other income (expense)                         (5,043)         (1,930)         8,035               79            (201)
Income (loss) from continuing operations
        before provision for (benefit from)
        income taxes and minority interest                   (4,825)       (10,244)         (3,751)           5,867           3,245
Provision for (benefit from) income taxes                        396          3,456         (3,743)           2,267           1,155
Minority interest in loss (earnings) of
        consolidated subsidiary                                 (133)         2,371           1,661              -               -
Income (loss) from continuing operations                      (5,354)       (11,329)          1,653           3,600           2,090
Loss from discontinued operations (net of income
tax benefit of $616 in 1991, $878 in 1992 and $667
    in 1993)                                                       -              -          (1,309)         (1,660)         (1,197)
Gain on disposal of discontinued operations
(net of income tax provision of $8,350 in 1993)                    -              -          11,531               -               -
Net income (loss)                                        $   (5,354)      $(11,329)        $ 11,875       $   1,940       $     893
Net income (loss) per common and common
        equivalent share applicable to common stock
        from continuing operations (4)                   $     (.76)    $    (1.60)     $       .24     $       .52     $       .36
 Discontinued operations                                           -              -            (.18)           (.24)           (.21)
 Gain on disposal of discontinued operations                       -              -            1.64               -               -
      Net income (loss) per common and
        common equivalent share (4)                    $       (.76)   $     (1.60)     $      1.70    $        .28    $        .15
Weighted average number of common shares                   7,789,886      7,068,481       7,024,925       6,882,033       5,801,769
                                                                              (TABLE CONTINUED, AND FOOTNOTES APPEAR, ON NEXT PAGE)
CONSOLIDATED BALANCE SHEET DATA (5):
Cash and cash equivalents                                 $      518       $  1,021       $   1,467        $    353      $      327
Current assets                                                45,726         28,045          22,476          16,251          11,120
Current liabilities                                           56,074         32,016          23,191          27,889          12,577
Net working capital (deficit)                                (10,348)        (3,971)           (715)        (11,638)         (1,457)
Property, plant and equipment, net                            56,691         44,081          27,077          21,951          15,794
Total assets                                                 123,984         84,448          61,718          45,450          29,292
Short-term debt, including current maturities of
long term debt                                                 4,885          1,613           2,424          11,525           3,071
Long-term debt, excluding current maturities                  28,050         29,914           1,795          12,747           6,111
Redeemable preferred stock                                     9,448              -               -               -               -
Shareholders' equity                                          26,407         19,086          31,506          22,711          21,670

OTHER FINANCIAL DATA:
Class A Common Stock cash dividends
    declared(6)                                            $     243       $    831        $  4,233        $    735        $    628
Cash dividends declared per share of Class A
    Common Stock(6)                                       $      .03      $     .12      $      .62       $     .11       $     .11


(1) Includes the results of operations of Metrowide Communications from August 1, 1995, the date of acquisition.

(2) Represents $2,160 of charges incurred in 1994 in connection with enhancement of the Company's network to prepare for equal access for its Canadian customers.
        See ''Management's Discussion and Analysis of Financial Condition and Results of Operations-1995 Compared With 1994'' in Item 7 of this Report.

(3)     In  1993,  the  Company  recorded  an  asset  write-down  of
        $12,807.   See ''Management's  Discussion  and  Analysis of Financial
        Condition and Results of Operations-Results of Operations
        -1994  Compared  With  1993'' in Item 7 of this Report.

(4) Includes (i) in 1993, a gain on sale of common stock of the Company's Canadian subsidiary of $1.33 per share and
        (ii) in 1995, a loss of $.07 per share related to redeemable preferred stock dividends and accretion.

(5)     Balance sheet data from discontinued operations is excluded.

(6) The Company's financing arrangements restrict the payment of dividends on the Class A Common Stock. The Company anticipates that it will not pay such dividends in the foreseeable future. See Item 5, "Market for Registrant's Common Equity and Related Shaerholder Matters" above in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO CONTINUED DEVELOPMENT OF THE COMPANY'S MARKETS, ACTIONS OF REGULATORY AUTHORITIES AND COMPETITORS AND DEPENDENCE ON MANAGEMENT INFORMATION SYSTEMS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE THE DISCUSSION OF ''RISK FACTORS'' IN ITEM 1 OF THIS REPORT AND THE COMPANY'S PERIODIC REPORTS FILED WITH THE SEC.

General

     The Company's revenue is comprised of toll revenue and leased lines and other revenue. Toll revenue consists of revenue derived from ACC's long distance and operator-assisted services. Leased lines and other revenue consists of revenue derived from the resale of local exchange services, data line services, direct access lines and monthly subscription fees. Network costs consist of expenses associated with the leasing of transmission lines, access charges and certain variable costs associated with the Company's network. The following table shows the total revenue (net of intercompany revenue) and billable minutes of use attributable to the Company's U.S., Canadian and U.K. operations during each of 1995, 1994 and 1993:

                                                                       YEAR ENDED DECEMBER 31,
                                                                    1995                  1994                           1993
                                                      AMOUNT       Percent       AMOUNT       Percent         AMOUNT      Percent
                                                                               (Dollars and minutes in thousands)
TOTAL REVENUE:
United States                                         $  65,975        34.9%     $  54,599        43.2%      $  45,150        42.6%
Canada                                                   84,421         44.7        67,728         53.6         60,643         57.2
United Kingdom                                           38,470         20.4         4,117          3.2            153           .2
     Total                                             $188,866       100.0%      $126,444       100.0%      $ 105,946       100.0%

BILLABLE MINUTES OF USE:
United States                                           486,618        41.2%       445,619        50.5%        378,778        55.5%
Canada                                                  522,764         44.2       422,149         47.8        304,295         44.5
United Kingdom                                          172,281         14.6        15,225          1.7              -            -
     Total                                            1,181,663       100.0%       882,993       100.0%        683,073       100.0%

The following table presents certain information concerning toll revenue per billable minute and network cost per billable minute attributable to the Company's U.S., Canadian and U.K. operations during each of 1995, 1994 and 1993:

                                                                1995        1994        1993
Toll Revenue Per Billable Minute:
United States                                                     $.126       $.115       $.115
Canada                                                             .146        .149        .187
United Kingdom                                                     .220        .268           -

NETWORK COST PER BILLABLE MINUTE:
United States                                                     $.075       $.070       $.070
Canada                                                             .100        .108        .143
United Kingdom                                                     .149        .177           -

    The Company believes that its historic revenue growth as well as its historic network costs and results of operations for each of its U.S., Canadian and U.K. operations generally reflect the state of development of the Company's operations, the Company's customer mix and the competitive and deregulatory environment in each of those markets. The Company entered the U.S., Canadian and U.K. telecommunications markets in 1982, 1985 and 1993, respectively.

    Deregulatory influences have affected the telecommunications industry in the U.S. since 1984 and the U.S. market has experienced considerable competition for a number of years. The competitive influences on the pricing of ACC U.S.'s services and network costs have been stabilizing during the past few years. This may change in the future as a result of recent U.S. legislation that further opens the market to competition, particularly from RBOCs. The Company expects competition based on price and service offerings to increase. See the Risk Factor discussions of "Potential Adverse Effects of Regulation'' and "Increasing Domestic and International Competition" in Item 1 of this Report.

    Because the deregulatory trend in Canada, which commenced in 1989, has increased competition, ACC Canada experienced significant downward pressure on the pricing of its services during 1994. The Company expects such downward pressure to continue, although it is expected that the pricing pressure may abate over time as the market matures. The impact of this pricing pressure on revenues of ACC Canada is being offset, in part, by an increase in the Canadian residential and student billable minutes of usage as a percentage of total Canadian billable minutes of usage. Toll revenue per billable minute attributable to residential and student customers in Canada generally exceeds the toll revenue per billable minute attributable to commercial customers. The Company expects that, based on existing and anticipated regulations and rulings, its Canadian contribution charges will increase by up to approximately Cdn. $2 million in 1997 over 1995 levels, which the Company will seek to offset with increased volume efficiencies. The Company also believes that its network costs per billable minute in Canada may decrease during periods after 1996 if there is an anticipated increase in long distance transmission facilities available for lease from Canadian transmission facilities-based carriers as a result of expected growth in the number and capacity of transmission networks in that market. The foregoing forward-looking statements are based upon expectations  of  actions  that  may  be  taken  by  third  parties,
including   Canadian   regulatory   authorities   and   transmission
facilities-based carriers. If such third parties do not act as expected, the Company's actual results may differ materially from the foregoing discussion.

    The Company believes that, because deregulatory influences have only recently begun to impact the U.K. telecommunications industry, the Company will continue to experience a significant increase in revenue from that market during the next few years. The foregoing belief is based upon expectations of actions that may be taken by U.K. regulatory authorities and the Company's competitors; if such third parties do not act as expected, the Company's revenues in the U.K. might not increase. If ACC U.K. were to experience increased revenues, the Company believes it should be able to enhance its economies of scale and scope in the use of the fixed cost elements of its network. Nevertheless, the deregulatory trend in that market is expected to result in competitive pricing pressure on the Company's U.K. operations which could adversely affect revenues and margins. Since the U.K. market for transmission facilities is dominated by British Telecom and Mercury, the downward pressure on prices for services offered by ACC U.K. may not be accompanied by a corresponding reduction in ACC U.K.'s network costs and, consequently, could adversely affect the Company's business, results of operations and financial condition, particularly in the event revenue derived from the Company's U.K. operations accounts for an increasing percentage of the Company's total revenue. Moreover, the Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. See ''Risk Factors-Dependence on Transmission Facilities-Based Carriers and Suppliers'' in Item 1 of this Report. As each of the telecommunications markets in which it operates continues to mature, growth in its revenue and customer base in each such market is likely to decrease over time.

    The Company believes that competition in non-U.S. markets is likely to increase and become more like competition in the U.S. markets over time as non-U.S. markets continue to experience deregulatory influences. Prices in the long distance industry have declined from time to time in recent years and, as competition in Canada and the U.K. increases, prices are likely to continue to decrease.

    Since the commencement of the Company's operations, the Company has undertaken a program of developing and expanding its service offerings, geographic focus and network. In connection with this development and expansion, the Company has made significant investments in telecommunications circuits, switches, equipment and software. These investments generally are made significantly in advance of anticipated customer growth and resulting revenue. The Company also has increased its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its customer base and targeted geographic markets. The Company expects to continue to expand the breadth and scale of its network and related sales and marketing, customer support and operations activities. These expansion efforts are likely to cause the Company to incur significant increases in expenses from time to time, in anticipation of potential future growth in the Company's customer base and targeted geographic markets.

    The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. The Company expects to focus in the near term on building and increasing its customer base, service offerings and targeted geographic markets, which will require it to increase significantly its expenses for marketing, and development of its network and new services and may adversely impact operating results from time to time. The Company's sales to other long distance carriers have been increasing. Revenues from other resellers accounted for approximately 22%, 7% and 9% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in 1995, and are expected to account for a higher percentage in the future. With respect to these customers, the Company competes almost exclusively on price, does not have long term contracts and generates lower gross margins as a percentage of revenue. See ''Risk Factors-Recent Losses; Potential Fluctuations in Operating Results" in Item 1 of this Report.

RESULTS OF OPERATIONS

    The following table presents, for the three years ended December 31, 1995, certain statement of operations data expressed as a percentage of total revenue:

                                                                     YEAR ENDED DECEMBER 31,
                                                                                   1995(1)             1994              1993
Revenue:
     Toll revenue                                                                          92.8%            93.6%              95.0%
     Leased lines and other                                                                 7.2              6.4                5.0
         Total revenue                                                                    100.0            100.0              100.0
Network costs                                                                              60.8             62.8               66.3
Gross profit                                                                               39.2             37.2               33.7
Other operating expenses:
     Depreciation and amortization                                                          6.1              7.1                5.5
     Selling expenses                                                                      11.4             11.5                8.2
     General and administrative                                                            20.8             23.5               19.0
     Management restructuring                                                               0.7                -                  -
     Equal access charges                                                                     -              1.7                  -
     Asset write-down                                                                       -                -                 12.1
         Total other operating expenses                                                    39.0             43.8               44.8
Income (loss) from operations                                                                .2             (6.6)             (11.1)
Total other income (expense)                                                               (2.7)            (1.5)               7.6
Loss from continuing operations before provision for (benefit from) income
taxes and minority interest                                                                (2.5)            (8.1)              (3.5)
Provision for (benefit from) income taxes                                                   0.2              2.7               (3.5)
Minority interest in (earnings) loss of consolidated subsidiary                           (0.1)              1.9                1.6
Income (loss) from continuing operations                                                 (2.8)%           (8.9)%               1.6%

(1) Includes the results of operations of Metrowide Communications from August 1, 1995, the date of acquisition.


1995 COMPARED WITH 1994

     Revenue. Total revenue for 1995 increased  by  49.4%
to $188.9 million from $126.4 million in 1994, reflecting
growth  in  both  toll revenue and leased lines and other
revenue. Toll revenue  for  1995  increased  by  48.1% to
$175.2 million from $118.3 million in 1994. In the United
States,  toll  revenue  increased 19.3% as a result of  a
9.2% increase in billable  minutes  of  use  and  a  more
favorable  mix of toll services provided, offset slightly
by a decrease  in prices per minute. The volume increases
are primarily a result of  increased  revenue attributable
to other U.S. carriers (approximately  $5.8  million),
commercial (approximately $33.8 million), residential
(approximately $3.6 million)  and student (approximately
$10.5 million) customers  in the Company's service region.
In Canada, toll revenue increased 20.9%, primarily as a result of a 23.8% increase in billable minutes (primarily because of a 47.3% increase  in the number of customer accounts from
approximately 104,000  to  153,000),  offset  by a slight
decline in prices. The price declines are a result of the
price competition, particularly in Canada, in 1994  which
decreased rates in the middle of that year. Since the end
of  1994,  ACC's  revenues  per  minute on a consolidated
basis have been increasing slightly  as  a  result of the
increasing percentage of U.K. revenues and the  Company's
successful   introduction  of  higher  price  per  minute
products. In the  United  Kingdom, toll revenue increased
830.7%, due to significant  volume increases (including a
310%  increase in the number of  customer  accounts  from
approximately  11,000  to 45,000), offset by lower prices
that   resulted   from  entering   the   commercial   and
residential  markets   and   from   competitive   pricing
pressure.  Exchange  rates did not have a material impact
on revenue in either the  U.K.  or in Canada. At December
31, 1995, the Company had approximately  311,000 customer
accounts  compared  to  approximately  203,000   customer
accounts  at  December  31,  1994,  an  increase  of 53%.
During 1995, customer accounts increased from 88,589 to 113,717 in the U.S.; from 103,535 to 152,504 in Canada;
and from 10,867 to 44,594 in the U.K. See the discussion under "Business-Sales and Marketing" in Item 1 above in this Report.

     For 1995, leased lines and  other  revenue increased
by 67.6% to $13.6 million from $8.1 million in 1994. This
increase   was   due   to  the  Metrowide  Communications
acquisition  as of August  1,  1995  (approximately  $2.9
million from the  date  of acquisition through year end),
local  service  revenue  (approximately   $1.5   million)
generated through the university program in the U.S. and the local exchange operations in upstate New York, which generated nominal revenues in 1994.

     NETWORK COSTS. Network costs increased to $114.8 million for 1995, from $79.4 million in 1994, due to the increase in billable long distance minutes. However, network costs, expressed as a percentage of revenue, decreased to 60.8% for 1995 from 62.8% in 1994 due to reduced contribution charges in Canada and increased volume efficiencies in the U.K. Contribution charges represented 5.2% of revenue in 1995 as compared to 10.1% in 1994. These efficiencies were partially offset by reduced margins in the U.S. due to increased carrier traffic.

     OTHER   OPERATING   EXPENSES.    Depreciation    and
amortization  expense increased to $11.6 million for 1995
from $8.9 million  in  1994. Expressed as a percentage of
revenue, these costs decreased  to 6.1% in 1995 from 7.1%
in  1994, reflecting the increases  in  revenue  realized
during  1995.  The  $2.7 million increase in depreciation
and amortization expense  was  primarily  attributable to
assets  placed in service in the fourth quarter  of  1994
and  during   1995,   particularly   equipment   at  U.S.
university   sites,   switching  centers  in  London  and
Manchester in the U.K., and switch upgrades in Rochester,
Syracuse,  Vancouver  and   Toronto.    Amortization   of
approximately  $0.4  million associated with the customer
base   and   goodwill   recorded    in    the   Metrowide
Communications  acquisition  also  contributed   to   the
increase.

     Selling expenses for 1995 increased by 49.1% to $21.6 million compared with $14.5 million in 1994. Expressed as a percentage of revenue, selling expenses were 11.4% for 1995  compared to 11.5% for 1994. The $7.1
million  increase  in  selling   expenses  was  primarily
attributable to increased marketing costs and sales commissions associated with the rapid growth of the
Company's  operations  in  Canada   (approximately   $1.7
million)   and  the  U.K.  (approximately  $5.6 million).
General and administrative expenses for 1995 were $39.2 million compared with $29.7 million in 1994. Expressed as a percentage of revenue, general and administrative expenses were 20.8% for 1995, compared to 23.5% in 1994.
The increase in general  and  administrative
expenses   was   primarily   attributable   to  a $9.5 million
increase in personnel and customer service costs associated with the growth of the Company's customer bases and geographic expansion in each country.
Also included in general and administrative expenses for 1995 was approximately $1.8 million related to the Company's local service market sector in New York State.

     The Company also incurred in 1995 non-recurring
costs  of  $1.3  million  related   to   management
restructuring.  These  costs  consisted of a  $0.8
million   payment  in  consideration  of  a   non-compete
agreement with  the  Chairman  of  the  Board  which  was
negotiated   and   agreed   to  in  connection  with  his
resignation as Chief Executive  Officer.   The  remaining
$0.5  million  related to severance expenses relating  to
three other members of executive management, the terms of
which were negotiated  at  the  time  of  the executives'
departures  based on their existing agreements  with  the
Company.   In   connection  with  the  departure  of  one
executive, the vesting  schedule  for options to purchase
16,150 shares of Class A Common Stock (out of the options to purchase a total of 33,600 shares which had been granted to the executive) were accelerated to allow him to exercise the options.

     During the third quarter of
1994, the Company initiated the  process of enhancing its
network  to  prepare for equal access  for  its  Canadian
customers.  "Equal access" allows customers to place a
call over the Company's network simply by dialing "1"
plus the area code and telephone number.  Before equal
access was available, the Company needed to install a
"dialer" on its customers' premises or require the
customer to dial an access code before placing a long
distance call.
Costs  associated  with this process included
maintaining    duplicate   network   facilities    during
transition, recontacting customers and the administrative
expenses associated  with accumulating the data necessary
to convert the Company's  customer  base to equal access.
This process was completed during the  fourth  quarter of
1994  at  a  total  cost of $2.2 million, which has  been
reflected as a charge to income from operations for 1994.
This network enhancement, the
costs of which are non-recurring, will enable the Company
to  offer  a  broader  range  of  services   to  Canadian
customers and increase customer convenience in using the Company's telecommunications services.


     OTHER  INCOME   (EXPENSE).   Net   interest  expense
increased  to  $4.9  million  for 1995 compared  to  $1.9
million in 1994, due primarily to the Company's increased
weighted
average   borrowings  on  revolving   lines   of   credit
(approximately  $3.1  million)  related  to  financing of
university  projects in the U.S., expansion of  the  U.K.
and the local  service  businesses during 1995, write-off
of deferred financing costs  (approximately $0.3 million)
related  to  the Company's lines  of  credit  which  were
refinanced  in   July   1995, debt  service  costs
associated with 12% subordinated notes issued in May 1995
(approximately $0.4 million), and contingent interest
associated with the Credit Facility (approximately
$0.3 million).  On  September 1, 1995, the
subordinated notes were exchanged for  Series A Preferred
Stock  and,  consequently,  there  will  be  no   further
interest  expense  associated  with  the 12% subordinated
notes. The Series A Preferred Stock accrues  dividends at
the rate of 12% per annum. Upon any conversion  of Series
A  Preferred  Stock,  the  accrued  and  unpaid dividends
thereon  will  be  extinguished  and  no  longer   deemed
payable.

     Foreign exchange gains and losses reflect changes in the value of Canadian and British currencies relative to the U.S. dollar for amounts lent to foreign subsidiaries.
Foreign exchange rate changes resulted in a net loss of $0.1 million for 1995, compared to a $0.2 million gain in 1994. The Company continues to hedge all foreign currency transactions in an attempt to minimize the impact of transaction gains and losses on the income statement. The
Company does not engage in speculative foreign currency transactions.

     During 1994, the Company increased its income tax provision to provide for a valuation allowance equal to 100% of the amount of the Company's foreign tax benefits which had been recorded at December 31, 1993. No income tax benefits have been recorded for the 1995 operating losses in Canada or the U.K. due to the uncertainty of recognizing the income tax benefit of those losses in the future.

     Minority interest in loss of consolidated subsidiary
reflects   the   portion   of   the   Company's  Canadian
subsidiary's   income   or  loss  attributable   to   the
approximately 30% of that subsidiary's common stock that is publicly traded in Canada. For 1995, minority interest in earnings of the consolidated subsidiary was a loss of $0.1 million compared to a gain of $2.4 million in 1994.

     The Company's net loss for 1995  was  $5.4  million,
compared  to  $11.3  million  in 1994.  The 1995 net loss
resulted primarily from the expansion  of  operations  in
the U.K. (approximately $6.8 million), increased net
interest expense    associated    with    additional
borrowings (approximately $4.9 million), increased depreciation and amortization from the addition of equipment and costs associated with the expansion of local service in New York State (approximately $1.6 million) and management restructuring costs (approximately
$1.3 million), offset by positive operating income from the U.S. and Canadian long distance subsidiaries of approximately $9.0 million.


1994 COMPARED WITH 1993

     Revenue. Total  revenue  for 1994 increased by 19.3%
to $126.4 million from $105.9 million in 1993, reflecting
growth  in  toll  revenue  and  leased  lines  and  other
revenue.  Toll  revenue for 1994 increased  by  17.6%  to
$118.3 million from $100.6 million in 1993. This increase
was  due  to the continued  expansion  of  the  Company's
university program in the U.S., Canada, and the U.K., and
growth in both  the  commercial  and residential customer
bases in Canada through affinity programs  and  expansion
throughout  Western  Canada.   For  a  discussion  of the
Company's  affinity  programs,  see  the discussion under
"Business-Sales and Marketing" in Item  1 of this Report.
At  December  31,  1994,  the  Company  had approximately
203,000   customer  accounts  compared  to  approximately
98,000  customer   accounts  at  December  31,  1993,  an
increase  of  more  than  100%.   During  1994,  customer
accounts increased from  50,287  to  88,589  in the U.S.;
from 45,615 to 103,535 in Canada; and from 2,000 to 10,867 in the U.K.

     For 1994, leased lines and other revenue increased by 53.1% to $8.1 million from $5.3 million in 1993. This increase was due to growth in data line sales in Canada as well as increased local service revenue generated through the university program in the U.S.

     NETWORK  COSTS.  Network costs  increased  to  $79.4
million for 1994, from $70.3 million in 1993, due to the increase in billable long distance minutes. Network costs, as a percentage of revenue, decreased to 62.8% for 1994 from 66.3% in 1993 due to the Company's more efficient utilization of its leased facilities in Canada through economies of scale and a more favorable mix of traffic from increased residential and student usage during off peak hours, which combined to decrease network costs by 4.4% of total consolidated revenue.

     OTHER   OPERATING   EXPENSES.    Depreciation    and
amortization  expense increased to $8.9 million for 1994,
from $5.8 million  in  1993. Expressed as a percentage of
revenue, these costs increased  to 7.1% in 1994 from 5.5%
in 1993, reflecting the cost of investments in additional
equipment  (approximately  $19.3 million)  in  the  U.S.,
Canada and the U.K. incurred  in  advance  of anticipated
billable minute volume growth. The $3.1 million  increase
in  depreciation  and  amortization expense was primarily
attributable to assets placed  in  service  in the fourth
quarter  of  1993  and the first three quarters  of  1994
related to the Company's continued expansion of its network throughout Canada, the installation of additional switches (approximately $5.2 million) and increased on-site equipment at universities in the U.S. (approximately
$2.9 million).

     Selling  expenses  for 1994 increased  by  66.1%  to
$14.5 million from $8.7 million  in  1993. Expressed as a
percentage of revenue, selling expenses  were  11.5%  for
1994   compared  to  8.2%  in  1993.  This  increase  was
attributable  in  part to the aggressive expansion of the
Company's  marketing   territory   into  Western  Canada,
including the expansion following the  installation  of a
switch in Vancouver, British Columbia and the opening  of
sales  offices in Calgary, Alberta and Winnipeg, Manitoba
(approximately  $0.3  million)  and  the  start-up  of  a
nationwide  marketing  campaign  in  the  U.K. during the
second half of 1994 (approximately $0.5 million).  During
1994,  the Company added over 100,000 customers  compared
to approximately 46,000 added in 1993. The total costs of
the marketing  effort  related  to  these  customers  are
reflected  in  the results for the year while the revenue
generated   by   the    majority   of   these   customers
(universities and students)  did  not begin until the end
of the third quarter corresponding  to  the  beginning of
the  fall  semester  for  most colleges and universities.
General and administrative expenses for 1994 increased by
48.1%  to  $29.7  million from  $20.1  million  in  1993.
Expressed  as  a  percentage   of  revenue,  general  and
administrative expenses were 23.5% for 1994 compared to 19.0% in 1993. The increase was primarily attributable to increased personnel costs (approximately $5.1 million) and customer service costs (approximately $0.6 million) associated with the growth of the Company's customer bases in each country. Also included in general and administrative expenses for 1994 was approximately $3.0 million in start-up costs related to the Company's entry into the local service market sector in New York state which occurred during the fourth quarter of 1994.

     During 1993, the Company recorded a non-cash expense
of  $12.8  million  related  to  the  write-down  of  the
carrying value of certain assets of its U.S. and Canadian
operations.   This  charge  included  approximately  $5.1
million  relating  to  certain  fixed  assets,  including
equipment  used  in  connection  with a microwave network
deemed  obsolete  due  to  technological   changes,  $1.2
million related to the goodwill and customer  bases  from
U.S. acquisitions, $2.8 million pertaining to an acquired
customer   base   and  accounts  receivable  relating  to
acquisitions made by ACC Canada and $3.8 million relating to autodialing equipment of ACC Canada resulting from the anticipated implementation by the CRTC of equal ease of access regulations in July 1994.

     OTHER   INCOME  (EXPENSE).  Net   interest   expense
increased to $1.9  million  for  1994  compared  to  $0.2
million in 1993, due primarily to the Company's increased borrowings on lines of credit throughout 1994. During
1994, the Company incurred terminated merger costs of $0.2 million resulting from a transaction which was not completed. During 1993, the Company recognized gains of $9.3 million from the sale of stock in its Canadian subsidiary and $10.2 million (net of provision for income taxes) from the sale of the Company's cellular assets.

     Foreign exchange gains and losses reflect changes in
the value of Canadian and British  currencies relative to
the  U.S.  dollar  for  amounts  lent  to  these  foreign
subsidiaries. Foreign exchange rate changes resulted in a
net  gain of $0.2 million for 1994, compared  to  a  $1.1
million  loss  in  1993  due  to the Company's program of
hedging   against   foreign   currency    exposures   for
intercompany indebtedness which began at the end of 1993.

     During 1994, the Company increased its income tax provision to provide for a valuation allowance equal to 100% of the amount of the Company's foreign tax benefits which had been recorded at December 31, 1993. These benefits had been accrued based on the Company's history of profitability in Canada. However, given the magnitude of the Canadian subsidiary's losses in 1994, the Company believed that a valuation allowance was necessary to reflect the uncertainty of realizing the income tax benefits of those losses in the future.

     Minority interest in loss of consolidated subsidiary
reflects   the   portion   of  the   Company's   Canadian
subsidiary's   income  or  loss   attributable   to   the
approximately 30%  of that subsidiary's common stock that
is publicly traded in Canada. For 1994, minority interest
in  loss of consolidated  subsidiary  increased  to  $2.4
million from $1.7 million in 1993 due to the increase in net losses generated by ACC Canada in 1994 when compared to 1993.

     During the third quarter of 1993, the Company recognized a gain of $11.5 million, net of taxes, from the sale of the operating assets and liabilities of its former cellular subsidiary, Danbury Cellular Telephone
Co. The operating loss from these discontinued operations was $1.3 million for 1993, resulting in a net gain on the disposition of these operations of $10.2 million.

     The Company's  net  loss  for 1994 was $11.3 million
compared to net income of $11.9  million  in  1993.   The
1994  net  loss  resulted primarily from operating losses
due  to  expansion  in   the   U.K.  (approximately  $5.6
million),  the  recording  of  the  valuation   allowance
against   deferred   tax   benefits  (approximately  $3.0
million),  implementation  of   equal  access  in  Canada
(approximately $2.2 million) and  operating losses due to
expansion  in  local  telephone  service   in   the  U.S.
(approximately $0.9 million). The 1993 net income was primarily attributable to the gain on the sale of the Company's cellular assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has satisfied  its  working
capital  requirements  through cash flow from operations,
through   borrowings   and  financings   from   financial
institutions,  vendors  and   other  third  parties,  and
through  the  issuance of securities.  In  addition,  the
Company used the  proceeds  from  the  1993  sale  of ACC
Canada  common  stock  and  the 1993 sale of its cellular
operations to fund the expansion  of  its  operations  in
Canada and the U.K. During 1995, the Company raised $20.0
million,  through the issuance of 825,000 shares of Class
A  Common  Stock  for  $11.1  million  (net  of  issuance
expense) and notes which were exchanged for 10,000 shares
of Series A  Preferred  Stock  for  $8.9  million (net of
issuance expenses).  The proceeds from the 1995 issuances
of  Class  A Common Stock and notes were used  to  reduce
indebtedness   and   for   working  capital  and  capital
expenditures. In July 1995, the Company entered into the five-year $35.0 million Credit Facility.

     Net cash flows generated by operations was $1.1 million and $4.0 million during 1994 and 1995, respectively. The increase of approximately $2.9 million in the cash flow provided by operating activities during 1995 versus 1994 was primarily attributable to the improved financial performance of ACC Canada during 1995 in comparison to 1994 and an increase in accounts receivable resulting from the expansion in the Company's customer base and related revenues which was partially offset by a decline in other receivables. If additional competition were to result in significant price reductions that are not offset by reductions in network costs, net cash flows from operations would be materially adversely affected.

   Net cash  flows used in investing activities was $21.0
million  and  $15.3   million   during   1994  and  1995,
respectively. The decrease of approximately $5.7 million in net cash flow used in investing activities during 1995 versus 1994 was principally attributable to a decrease in capital expenditures incurred by the Company, which was partially offset by the use of cash flow in connection with the Metrowide Communications acquisition.

     Accounts  receivable   increased  by  $18.5  million
during 1995 as a result of the expansion of the Company's
customer  base due to sales and  marketing  efforts,  the
Metrowide Communications  acquisition and a customer base
acquisition.  Sales to customers  in  Canada and the U.K.
in 1995 represented approximately 65.1% of  total revenues,
as opposed to 56.8% in 1994.  Account balances  from  the
Company's  customers in Canada and the U.K. are typically
outstanding  longer  than  those  in the U.S. market.  In
addition, the Company acquired approximately $0.9 million
of  Canadian  accounts  receivable  in   1995  without  a
corresponding  increase  in revenues as a result  of  the
Metrowide  Communications  acquisition.    The  Company's
sales to other carriers (which typically pay  more slowly
than  other  customers  of  the  Company)  also increased
during  1995.   Accounts  receivable,  expressed   as   a
percentage of total revenue, increased to 20.6% for 1995 from 16.2% in 1994.

     The  acquisition  of  Metrowide  Communications  was
accounted  for   as   a  purchase  and  resulted  in  the
allocation of approximately $5.0 million to goodwill, which will be amortized over five years from the date of
acquisition.   Accounts payable decreased by $3.2 million
during 1995, principally as a result of the payment of an accrued payable which existed at December 31, 1994 relating to a capital project completed during 1995. Accrued network costs increased by $17.7 million during 1995, principally as a result of the incurrence of costs relating to the leasing and usage of transmission facilities in order to accommodate actual and potential future growth in the Company's customer base, particularly in the U.K. Accrued network costs also increased due to delays in billing by British Telecom in the U.K.

     Other accrued expenses increased by $6.4 million during 1995. This increase was primarily related to an increase in accrued taxes of approximately $2.6 million, an increase in accrued commissions, compensation and benefits of approximately $1.3 million, an increase in accruals relating to customers and service providers of approximately
$0.8 million, and an increase in recurring general business accruals of approximately $1.7 million.

     The Company's  principal need for working capital is
to meet its selling,  general and administrative expenses
as  its  business expands.  In  addition,  the  Company's
capital  resources  have  been  used  for  the  Metrowide
Communications acquisition, capital expenditures, various
customer base  acquisitions and, prior to the termination
thereof during the  second  quarter  of 1995, payments of
dividends  to  holders of its Class A Common  Stock.  The
Company has had  a  working capital deficit at the end of
the last several years  and,  at  December  31, 1995, the
Company  had  a  working capital deficit of approximately
$10.3 million. This related to short term debt associated
with the Metrowide  Communications acquisition and delays
in  billings  from,  or   the   resolution   of   billing
discussions with, vendors. The Company has experienced delays from time to time in billings from carriers from which it leases transmission lines. In addition, prior to making payment to the carriers, the Company typically needs to resolve discrepancies between the amount billed by the carriers and the Company's records concerning usage of leased lines. The Company accrues an expense for the amount of its estimated obligation to the carriers pending the resolution of such discussions. During 1995, the Company's EBITDA minus capital expenditures and changes in working capital was $(7.0) million.

     The  Company  anticipates  that,  during  1996,  its
capital  expenditures will be approximately $26.0 million
for  the  expansion  of  its  network,  the  acquisition,
upgrading  and   development   of   switches   and  other
telecommunications  equipment as conditions warrant,  the
development, licensing  and integration of its management
information system and other  software,  the  development
and  expansion  of  its  service  offerings  and customer
programs and other capital expenditures. ACC expects that
it will continue to make significant capital expenditures
during  future  periods.  The  Company's  actual  capital
expenditures   and   cash  requirements  will  depend  on
numerous  factors,  including   the   nature   of  future
expansion   (including   the  extent  of  local  exchange
services, which is particularly  capital  intensive)  and
acquisition     opportunities,    economic    conditions,
competition, regulatory developments, the availability of capital and the ability to incur debt and make capital expenditures under the terms of the Company's financing arrangements. Prior to 1995, the
Company had funded capital expenditures through its credit facilities and other short term debt arrangements, which were refinanced in 1995 with the Credit Facility.

     The Company is obligated to pay the lenders under the Credit Facility a contingent interest payment based on the appreciation in market value of 140,000 shares of the Company's Class A Common Stock from $14.92 per share, subject to a minimum of $0.75 million and a maximum of $2.1 million. The payment is due upon the earlier of (I)
January 21, 1997, (ii) any material amendment to the Credit Facility, (iii) the signing of a letter of intent to sell the Company or any material subsidiary, or (iv) the cessation of active trading of the Company's Class A
Common Stock on other than a temporary basis. The Company is accruing this obligation over the 18-month period ending January 21, 1997 ($0.6 million has been accrued through March 1, 1996).

     Any holder of Series A Preferred Stock has the right to cause the Company to redeem such Series A Preferred
Stock upon the occurrence of certain events, including the entry of a judgment against the Company or a default by the Company under any obligation or agreement for which the amount involved exceeds $500,000.

     As  of   January   31,   1996,   the   Company   had
approximately  $0.9  million of cash and cash equivalents
and maintained the $35.0 million Credit Facility, subject
to  availability  under  a  borrowing  base  formula  and
certain  other  conditions  (including  borrowing  limits
based on the Company's  operating cash flow), under which
borrowings   of   approximately    $19.0   million   were
outstanding,  approximately $13.0 million  was  available
for borrowing and  $3.0  million was reserved for letters
of credit. The maximum aggregate  principal amount of the
Credit  Facility  is  required  to  be reduced  by  $2.5
million per quarter commencing on July  1,  1997  and  by
$2.9  million  per quarter commencing on January 1, 1999
until maturity on  July  1, 2000. During 1995 the Company
entered  into  swap  agreements  with  respect  to  $11.5
million of indebtedness  under  the  Credit  Facility, as
required by the terms of the Credit Facility.   The  swap
agreements expire at various times through December 1998 and require the Company to pay interest at rates ranging from 5.98% to 6.25% per annum and permit the Company to receive interest at variable rates.

     The  Company also is obligated  to  pay,  on  demand
commencing  in August of 1996, the remaining $1.1 million
(after the February 1996 payment)
pursuant  to  a   note  issued  in  connection  with  the
Metrowide Communications  acquisition.  In  addition, the
Company  has $2.9 million, $2.6 million and $2.1  million
of capital  lease  obligations  which mature during 1996,
1997  and  1998,  respectively. The  Company's  financing
arrangements, which  are  secured by substantially all of
the   Company's   assets  and  the   stock   of   certain
subsidiaries, require the Company to maintain certain financial ratios and prohibit the payment of dividends.

     In the normal course of business, the  Company  uses
various   financial   instruments,  including  derivative
financial instruments,  for  purposes other than trading.
These instruments include letters  of  credit, guarantees
of  debt,  interest  rate  swap  agreements  and  foreign
currency  exchange  contracts  relating  to  intercompany
payables of foreign subsidiaries.  The Company  does  not
use  derivative  financial  instruments  for  speculative
purposes.    Foreign currency exchange contracts are used
to mitigate foreign currency exposure and are intended to
protect   the  U.S.  dollar  value  of  certain  currency
positions and future foreign currency transactions. The aggregate fair value, based on published market exchange rates, of the Company's foreign currency contracts at December 31, 1995 was $24.5 million. Interest rate swap agreements are used to reduce the Company's exposure to risks associated with interest rate fluctuations. The
Company was party to interest rate swap agreements at December 31, 1995 which had the effect of converting interest in respect of $11.5 million principal amount of the Credit Facility to a fixed rate. As is customary for these types of instruments, collateral is generally not required to support these financial instruments.

     By  their nature, all such instruments involve risk,
including  the  risk of nonperformance by counterparties,
and the Company's  maximum  potential loss may exceed the
amount  recognized  on  the  Company's   balance   sheet.
However,  at  December  31, 1995, in management's opinion
there was no significant  risk  of  loss  in the event of
nonperformance  of the counterparties to these  financial
instruments.   The   Company  controls  its  exposure  to
counterparty credit risk  through  monitoring  procedures
and  by  entering into multiple contracts, and management
believes that  reserves  for  losses are adequate.  Based
upon the Company's knowledge of the financial position of
the    counterparties   to   its   existing    derivative
instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

     The   Company  believes  that,  under  its   present
business plan, the net proceeds from a public offering of
up to 2,012,500  shares  of  its Class A Common Stock for
which the Company has filed a  Registration  Statement on
Form S-3 with the SEC, together with borrowings under the
Credit   Facility,   vendor   financing   and  cash  from
operations will be sufficient to meet anticipated working
capital  and  capital  expenditure  requirements  of  its
existing  operations.  The  forward-looking   information
contained in the previous sentence may be affected  by  a
number  of  factors,  including  the matters described in
this paragraph and under ''Risk Factors''  in  Item  1 of
this  Report.  The  Company  may need to raise additional
capital from public or private  equity or debt sources in
order to finance its operations, capital expenditures and
growth  for  periods  after  1996 and  for  the  optional
redemption  of Series A Preferred  Stock  if  it  is  not
converted. Moreover,  the Company believes that continued
growth  and expansion through  acquisitions,  investments
and  strategic  alliances  is  important  to  maintain  a
competitive  position  in the market and, consequently, a
principal element of the  Company's  business strategy is
to develop relationships with strategic  partners  and to
acquire assets or make investments in businesses that are
complementary to its current operations. The Company  may
need to raise additional funds in order to take advantage
of   opportunities   for  acquisitions,  investments  and
strategic   alliances   or   more   rapid   international
expansion,  to develop new  products  or  to  respond  to
competitive pressures.  If  additional  funds  are raised
through the issuance of equity securities, the percentage
ownership of the Company's then current shareholders  may
be  reduced  and  such equity securities may have rights,
preferences or privileges  senior  to those of holders of
Class A Common Stock. There can be no  assurance that the
Company will be able to raise such capital  on acceptable
terms or at all. In the event that the Company  is unable
to  obtain  additional  capital  or  is  unable to obtain
additional capital on acceptable terms, the  Company  may
be   required  to  reduce  the  scope  of  its  presently
anticipated    expansion    opportunities   and   capital
expenditures, which could have a material adverse effect on its business, results of operations and financial condition and could adversely impact its ability to compete.

     The Company  may  seek to develop relationships with
strategic partners both  domestically and internationally
and to acquire assets or make  investments  in businesses
that  are  complementary to its current operations.  Such
acquisitions,  strategic  alliances  or  investments  may
require that the Company obtain additional financing and,
in  some  cases,  the  approval of the holders of debt or
preferred stock of the Company.  The Company's ability to
effect acquisitions, strategic alliances  or  investments
may   be  dependent  upon  its  ability  to  obtain  such
financing and, to the extent applicable, consents from its debt or preferred stock holders.

SFAS NO. 123

     The  Company is required  to  adopt  SFAS  No.  123,
''Accounting for Stock-Based Compensation'' in 1996. This
Statement encourages entities to adopt a fair value based method of accounting for employee stock option plans
(whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the employee service period) rather than the current intrinsic value based method of accounting (whereby compensation cost is measured at the grant date as the difference between market value and the price for the employee to acquire the stock). If the Company elects to continue using the intrinsic value method of accounting, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, will need to be disclosed. Management has not decided if the Company will adopt the fair value based method of accounting for the Company's stock option plans. The Company believes that adopting the fair value basis of accounting could have a material impact on the financial statements and such impact is dependent upon future stock option activity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPLEMENTAL INFORMATION:  SELECTED  QUARTERLY  FINANCIAL
DATA

     The  following  table  sets  forth certain unaudited
quarterly financial data for the preceding eight quarters
through  the  quarter ended December  31,  1995.  In  the
opinion  of management,  the  unaudited  information  set
forth below  has  been  prepared on the same basis as the
audited  information  set  forth   elsewhere  herein  and
includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                 QUARTER ENDED
                                                                     1995                                             1994
                                MAR. 31      June 30      Sep. 30      Dec. 31      Mar. 31      June 30     Sep. 30      Dec. 31
                                                             (Dollars in thousands, except per share amounts)

Revenue                          $39,708      $41,633     $45,911       $61,607      $32,335      $28,807      $28,409      $36,893
Gross profit                      14,963       15,319      17,806        25,929       11,970        9,933       10,660       14,443
Depreciation and
  amortization                     2,532        2,863       3,011         3,212        1,960        2,107        2,259        2,640
Income (loss) from
  operations                        (446)        (855)       (364)        1,876          955       (1,808)      (6,005)      (1,490)
Total other income
  (expense)                         (948)      (1,473)     (1,354)       (1,265)        (277)        (243)        (706)        (670)
Net income (loss)              $  (1,654)    $ (2,250)    $(1,849)      $    395     $    346    $ (1,024)    $ (8,456)    $ (2,195)
Net income (loss) per
  common and common
  equivalent share             $  (0.23)    $  (0.29)   $  (0.24)     $  (0.00)     $   0.05    $  (0.15)    $  (1.20)    $  (0.30)

    The Company's  quarterly  operating  results
have  fluctuated  and will continue to fluctuate
from  period to period  depending  upon  factors
such as  the success of the Company's efforts to
expand its geographic and customer base, changes
in, and the  timing of expenses relating to, the
expansion of the  Company's  network, regulatory
and competitive factors, the development  of new
services and sales and marketing and changes  in
pricing   policies   by   the   Company  or  its
competitors. In view of the significant historic growth of the Company's operations, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance and that the Company may experience significant period-to-period fluctuations in operating results in the future. See ''Risk Factors-Recent Losses;
Potential Fluctuations  in Operating Results" in
Item 1 of this Report.

    Historically,  a significant  percentage  of
the  Company's revenue  has  been  derived  from
university   and   college   administrators  and
students,  which  caused  its  business   to  be
subject  to  seasonal  variation.  To the extent
that   the   Company   continues  to  derive   a
significant percentage of its revenues from university and college customers, the Company's results of operations could remain susceptible to seasonal variation.

    During  the   third  quarter  of  1994,  the
Company initiated the  process  of enhancing its
network to prepare for the introduction of equal
access   for   its   Canadian  customers.    The
acquisition of Metrowide  Communications and the
management restructuring charges  in  1995,  and
the  Canadian equal access costs in 1994, affect
the comparability  of  the  quarterly  financial
data   set   forth   above.   See  "Management's
Discussion    and    Analysis,     Results    of
Operations-1995    Compared    With   1994-Other
Charges" above in Item 7 of this Report.

FINANCIAL STATEMENTS

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ACC Corp.:

    We    have    audited    the    accompanying
consolidated  balance  sheets  of  ACC Corp.  (a
Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December
31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits  in  accordance with
generally  accepted  auditing  standards.  Those
standards require that we plan and  perform  the
audit   to  obtain  reasonable  assurance  about
whether the  financial  statements  are  free of
material   misstatement.   An   audit   includes
examining,  on a test basis, evidence supporting
the amounts and  disclosures  in  the  financial
statements. An audit also includes assessing the
accounting   principles   used  and  significant
estimates  made  by  management,   as   well  as
evaluating   the   overall  financial  statement
presentation. We believe that our audits provide a reasonable basis for our opinion.

    In  our opinion,  the  financial  statements
referred   to   above  present  fairly,  in  all
material respects, the financial position of ACC
Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Rochester, New York     /s/ARTHUR ANDERSEN LLP
February 6, 1996

(Except with respect to the matters discussed in Notes 10 and 11.A, as to which the dates are February 20, 1996 and February 8, 1996, respectively)


               ACC CORP. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS

                 (AMOUNTS IN THOUSANDS)

                                                                               DECEMBER 31,          DECEMBER 31,
                                                                                    1995                 1994
Current assets:
    Cash and cash equivalents                                                          $     518            $    1,021
   Restricted cash                                                                           ---                   272
   Accounts  receivable,  net of allowance for doubtful accounts of $1,035
        in 1994 and $2,085 in 1995                                                        38,978                20,499
   Other receivables                                                                       3,965                 5,433
   Prepaid expenses and other assets                                                       2,265                   820
       Total current assets                                                               45,726                28,045

Property, plant and equipment:
    At cost                                                                               83,623                62,618
   Less-accumulated depreciation and amortization                                        (26,932)              (18,537)
                                                                                          56,691                44,081
Other assets:
    Restricted cash                                                                          ---                   157
   Goodwill and customer base, net                                                        14,072                 6,884
   Deferred installation costs, net                                                        3,310                 1,639
   Other                                                                                   4,185                 3,642
                                                                                          21,567                12,322
        Total assets                                                                $    123,984             $  84,448


    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



               ACC CORP. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS  (CONTINUED)

        (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             December 31,             DECEMBER 31,
                                                                                  1995                    1994
Current liabilities:
    Notes payable                                                               $        1,966                 $        -
   Current maturities of long-term debt                                                  2,919                      1,613
   Accounts payable                                                                      7,340                     10,498
   Accrued network costs                                                                28,192                     10,443
   Other accrued expenses                                                               15,657                      9,254
   Dividends payable                                                                         -                        208
       Total current liabilities                                                        56,074                     32,016
Deferred income taxes                                                                    2,577                      2,170
Long-term debt                                                                          28,050                     29,914
Redeemable   Series   A   Preferred  Stock,  $1.00  par  value,  $1,000
liquidation value, cumulative,   convertible;
    Authorized-10,000  shares;  Issued-10,000 shares                                     9,448                        -
Minority interest                                                                        1,428                      1,262
Shareholders' equity:
    Preferred Stock, $1.00 par value, Authorized-1,990,000 shares;
     Issued-no shares                                                                        -                          -
   Class A Common Stock, $.015 par value, Authorized-50,000,000 shares;
     Issued- 7,652,601 shares in 1994 and 8,617,259 shares in 1995                         129                        115
   Class B Common Stock, $.015 par value, Authorized-25,000,000 shares;
     Issued-no shares                                                                        -                          -
   Capital in excess of par value                                                       32,911                     20,070
   Cumulative translation adjustment                                                      (950)                    (1,013)
   Retained earnings (deficit)                                                          (4,073)                     1,524
                                                                                        28,017                     20,696
Less-
    Treasury stock, at cost (726,589 shares)                                            (1,610)                    (1,610)
       Total shareholders' equity                                                       26,407                     19,086
          Total liabilities and shareholders' equity                              $    123,984                  $  84,448

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.



               ACC CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                      1995              1994            1993
Revenue:
    Toll revenue                                                                       $175,269          $118,331          $100,646
   Leased lines and other                                                                13,597             8,113             5,300
Total revenue                                                                           188,866           126,444           105,946
Network costs                                                                           114,841            79,438            70,286
Gross profit                                                                             74,025            47,006            35,660
Other Operating Expenses:
    Depreciation and amortization                                                        11,614             8,932             5,832
   Selling expenses                                                                      21,617            14,497             8,726
   General and administrative                                                            39,248            29,731            20,081
   Management restructuring                                                               1,328                 -                 -
   Equal access costs                                                                         -             2,160                 -
   Asset write-down                                                                           -                 -            12,807
Total other operating expenses                                                           73,807            55,320            47,446
Income (loss) from operations                                                               218            (8,314)          (11,786)
Other Income (Expense):
    Interest income                                                                         198               124               205
   Interest expense                                                                      (5,131)           (2,023)             (420)
   Terminated merger costs                                                                    -              (200)                -
   Gain on sale of subsidiary stock                                                           -                 -             9,344
   Foreign exchange gain (loss)                                                            (110)              169            (1,094)
Total other income (expense)                                                             (5,043)           (1,930)            8,035
Loss from continuing operations before provision for (benefit from) income
  taxes and minority interest                                                            (4,825)          (10,244)           (3,751)
Provision for (benefit from) income taxes                                                   396             3,456            (3,743)
Minority interest in (earnings) loss of consolidated subsidiary                            (133)            2,371             1,661
Income (loss) from continuing operations                                                 (5,354)          (11,329)            1,653
Loss from discontinued operations (net of income tax benefit of $667 in
  1993)                                                                                       -                 -            (1,309)
Gain on disposal of discontinued operations (net of income tax provision of
  $8,350 in 1993)                                                                             -                 -            11,531
Net Income (loss)                                                                        (5,354)          (11,329)           11,875
Less Series A Preferred Stock dividend                                                     (401)                 -                 -
Less Series A Preferred Stock accretion                                                    (139)                 -                 -
Income (loss) applicable to Common Stock                                             $   (5,894)        $ (11,329)          $11,875
Net income (loss) per common and common equivalent share applicable to
  Common Stock from continuing operations                                           $     (.76)       $    (1.60)        $     0.24
   Discontinued operations                                                                    -                 -              (.18)
   Gain on disposal of discontinued operations                                                -                 -              1.64
       Net Income (Loss) per Common and Common Equivalent Share                    $     (0.76)       $    (1.60)       $      1.70

    THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.



               ACC CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY

  FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        CAPITAL
                                                                        IN EXCESS    CUMULATIVE    RETAINED
                                                                        OF PAR       TRANSLATION   EARNINGS     Treasury
                                                COMMON STOCK            VALUE        ADJUSTMENT    (DEFICIT)      STOCK      Total
                                             SHARES      Amount
Balance, December 31, 1992                  7,450,120     $   112     $  18,798     $  (957)     $  6,042     $(1,283)     $22,712
Stock options exercised                        87,352           1           759            -            -            -         760
Dividends ($.62 per common
  share)                                            -           -             -            -      (4,233)            -     (4,233)
Cumulative translation adjustment                   -           -             -          392            -            -         392
   Net income                                       -           -             -            -       11,875            -      11,875
Balance, December 31, 1993                  7,537,472     $   113     $  19,557     $  (565)      $13,684     $(1,283)     $31,506
Stock options exercised                       102,375           2           363            -            -            -         365
Employee stock purchase plan
  shares issued                                12,754           -           150            -            -            -         150
Repurchase of shares to exercise
  options                                           -           -             -            -            -        (327)        (327)
Dividends ($.12 per common
  share)                                            -           -             -            -        (831)            -        (831)
Cumulative translation adjustment                   -           -             -        (448)            -            -        (448)
   Net loss                                         -           -             -            -     (11,329)            -     (11,329)
Balance, December 31, 1994                  7,652,601     $   115     $  20,070    $ (1,013)    $  1,524      $(1,610)     $19,086
Stock options exercised                        33,525           1           479            -            -            -         480
Sale of stock                                 825,000          12        11,084            -            -            -      11,096
Employee stock purchase plan
  shares issued                                23,633           -           297            -            -            -         297
Stock warrants exercised                       82,500           1         1,187            -            -            -       1,188
Stock warrants issued                               -           -           200            -            -            -         200
Accretion of Series A Preferred
  Stock                                             -           -          (139)            -            -            -       (139)
Series A Preferred Stock dividends                  -           -          (401)            -            -            -       (401)
Acceleration of stock option vesting
due to termination                                  -           -           134            -            -            -         134
Dividends ($.03 per common
  share)                                            -           -             -            -         (243)            -       (243)
Cumulative translation adjustment                   -           -             -           63            -            -          63
   Net loss                                         -           -             -            -       (5,354)            -     (5,354)
Balance, December 31, 1995                  8,617,259     $   129     $  32,911     $   (950)    $ (4,073)     $(1,610)    $26,407

    The accompanying notes to consolidated financial statements are an integral part of these statements.



               ACC CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (AMOUNTS IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                        1995              1994                  1993
Cash flows from operating activities:
    Net income (loss)                                                                $   (5,354)         $(11,329)          $11,875
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                        11,614             8,932             5,832
   Deferred income taxes                                                                    609             3,906            (3,826)
   Minority interest in earnings (loss) of consolidated subsidiary                          133            (2,371)           (1,661)
   Gain on sale of subsidiary stock                                                           -                 -            (9,344)
   Unrealized foreign exchange loss                                                         180               150               109
   Amortization of deferred financing costs                                                 263                 -                 -
   Foreign exchange loss on repayment of intercompany debt                                    -                 -               760
   Gain on disposal of discontinued operations                                                -                 -           (11,531)
   Current income taxes on gain                                                               -                 -            (7,575)
   Asset write-down                                                                           -                 -            12,807
   (Increase) decrease in assets:
        Accounts receivable, net                                                        (17,437)           (5,019)           (3,184)
       Other receivables                                                                  1,782            (3,621)             (666)
       Prepaid expenses and other assets                                                 (1,057)            1,030            (1,798)
       Deferred installation costs                                                       (2,983)           (1,147)           (1,037)
       Other                                                                                846            (2,206)             (961)
   Increase (decrease) in liabilities:
        Accounts payable                                                                 (7,013)            7,784              (607)
       Accrued network costs                                                             17,824             1,754               738
       Other accrued expenses                                                             4,560             3,230            (3,068)
Net cash provided by (used in) operating activities of:
   Continuing operations                                                                  3,967             1,093           (13,137)
   Discontinued operations                                                                    -                 -             1,309
Net cash provided by (used in) operating activities                                       3,967             1,093           (11,828)
Cash flows from investing activities:
    Cash received from sale of discontinued operations                                        -             2,538            41,000
   Capital expenditures, net                                                            (12,424)          (20,682)          (17,594)
   Payments on notes receivable                                                               -                 -               244
   Payment for purchase of subsidiary, net of cash acquired                              (2,313)                -                 -
   Acquisition of customer base                                                            (557)           (2,861)           (2,786)
          Net cash provided by (used in) investing activities                           (15,294)          (21,005)           20,864

    THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ACC CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
                 (AMOUNTS IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                   1995               1994              1993
Cash flows from financing activities:
    Borrowings under lines of credit                                                  113,602             72,156             34,658
   Repayments under lines of credit                                                  (119,204)           (47,054)           (43,194)
   Repayment of long-term debt, other than lines of credit                             (3,078)            (1,591)           (10,286)
   Repurchase of minority interest                                                          -               (226)                  -
   Proceeds from issuance of common stock                                              13,261                189             15,815
   Proceeds from issuance of convertible debt                                          10,000                  -                  -
   Financing costs                                                                     (2,876)                 -                  -
   Dividends paid                                                                        (451)            (4,241)              (816)
          Net cash provided by (used in) financing activities                          11,254             19,233             (3,823)
Effect of exchange rate changes on cash                                                  (430)               233                (20)
Net increase (decrease) in cash from continuing operations                               (503)              (446)             5,193
Cash used in discontinued operations                                                        -                  -             (4,080)
Cash and cash equivalents at beginning of year                                          1,021              1,467                354
Cash and cash equivalents at end of year                                            $     518            $ 1,021           $  1,467
Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                                        $   4,146            $ 1,656           $  1,847
   Income taxes                                                                    $      203           $    280           $  8,633
Supplemental schedule of noncash investing and financing activities:
    Equipment purchased through capital leases                                      $   7,389            $ 3,077          $     390
   Fair value of Metrowide assets acquired                                           $ 10,800                  -                  -
       Less- cash paid at acquisition date                                             (1,500)                 -                  -
       Less -short term notes payable                                                  (2,966)                 -                  -
   Metrowide liabilities assumed                                                     $  6,334                  -                  -
    Other assets purchased with long-term debt                                              -           $    540                  -
   Purchase of customer base with long-term debt                                            -                  -             $  942
   Conversion of convertible debt to preferred stock                                $  10,000                  -                  -

The   accompanying   notes   to   consolidated  financial
statements are an integral part of these statements.

               ACC CORP. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A.   PRINCIPLES OF CONSOLIDATION:

   The consolidated financial statements include all accounts of ACC Corp. (a Delaware corporation) and its direct and indirect subsidiaries (the ''Company'' or ''ACC''). Principal operating subsidiaries include: ACC
Long  Distance  Corp.  (U.S.),  ACC  TelEnterprises  Ltd.
(Canada),  ACC  Long  Distance  UK Ltd., and ACC National
Telecom Corp. All operating subsidiaries are wholly-owned, with the exception of ACC TelEnterprises Ltd. (See
B. below). All significant intercompany accounts and transactions have been eliminated.

   The accompanying consolidated financial statements reflect the results of operations of acquired companies since their respective acquisition dates.


  B.   SALE OF SUBSIDIARY STOCK:

   On  July  6,  1993, the  Company's  then  wholly-owned
Canadian subsidiary,  ACC  TelEnterprises Ltd., completed
an initial public offering of 2 million common shares for
Cdn. $11.00 per share. The Company  received net proceeds
of  approximately Cdn. $20.7 million after  underwriters'
fees  and  before  other  direct costs of the offering of
Cdn.  $1.3  million. As a result  of  the  offering,  ACC
Corp.'s  ownership   was   reduced  to  approximately  70
percent.

   The Company recognized a  gain  of  $9.3 million after
related expenses on this transaction due  to the increase
in the carrying amount of the Company's investment in ACC
TelEnterprises Ltd. No deferred taxes have  been provided
for on this gain as the Company has the ability  to defer
the   recognition  of  taxable  income  related  to  this
transaction indefinitely.

   Minority  interest  represents  the  approximately 30%
non-Company    owned   shareholder   interest   in    ACC
TelEnterprises Ltd.'s equity primarily resulting from the
1993 public offering.  Assuming  the  sale  of subsidiary
stock occurred on January 1, 1993, then, on a  pro  forma
basis,  the minority interest in loss of the consolidated
subsidiary would have been approximately $1.6 million for
the  year   ended  December  31,  1993.  This  pro  forma
information has  been  prepared  for comparative purposes
only. During 1994, the Company repurchased  58,300 shares
of ACC TelEnterprises Ltd. stock for approximately  $3.69
per share.


  C.   TOLL REVENUE:

   The   Company   records   as  revenue  the  amount  of
communications services rendered, as measured by the related minutes of toll traffic processed or flat-rate services billed, after deducting an estimate of the traffic or services which will neither be billed nor collected.


   D.   OTHER RECEIVABLES:

   Other receivables  consist  of  operating  receivables
primarily related to the financing of university projects
(approximating
$3,039,000 and 2,920,000 at  December  31, 1995 and 1994,
respectively).  Other components include taxes receivable
(approximating   $650,000  at  December  31,   1995   and
approximately $1,791,000  at December 31, 1994) and other
nominal,    miscellaneous   receivables    (approximating
$276,000 and  $722,000  at  December  31,  1995 and 1994,
respectively).



  E.   PROPERTY, PLANT AND EQUIPMENT:

   The Company's property, plant and equipment consisted of the following at December 31, 1994 and 1995 (dollars in thousands):

                                              1995                1994
   Equipment                                $69,174             $53,700
   Computer software and software licenses    6,869               4,648
   Other                                      7,580               4,270
   TOTAL                                    $83,623             $62,618

   Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Leasehold improvements                                  Life of lease
Equipment, including assets under capital leases        2 to 15 years
Computer software and software licenses                 5 to 7 years
Office equipment and fixtures                           3 to 10 years
Vehicles                                                3 years

   Equipment   and   computer   software  include  assets
financed under capital lease obligations. A summary of these assets at December 31, 1994 and 1995 is as follows
(dollars in thousands):

                                           1995                  1994

   Cost                                   $13,935               $7,360
   Less-accumulated amortization           (4,538)              (3,482)
   Total, net                             $ 9,397             $  3,878

   Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

  F.   DEFERRED INSTALLATION COSTS:

   Costs  incurred  for  the installation of local access
lines  are  amortized  on a straight-line  basis  over  a
three-year period which  represents the average estimated
useful life of these lines.  Accumulated  amortization of
deferred  installation  costs totaled approximately  $3.3
million and $4.5 million at December 31, 1994 and 1995, respectively.


  G.   GOODWILL AND CUSTOMER BASE:

   All of the Company's acquisitions have been accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities of the acquired companies based on their fair values at the acquisition date.

   As of August 1, 1995, ACC TelEnterprises Ltd. acquired
Metrowide Communications (''Metrowide'')  in  a  business
combination  accounted  for  as a purchase. Metrowide  is
based in Toronto, Canada, and  provides  local  and  long
distance services to Ontario, Canada based customers. The
results  of  operations  of Metrowide are included in the
accompanying  financial  statements  since  the  date  of
acquisition. The total cost  of  the acquisition was Cdn.
$14.7 million (U.S. $10.8 million)  including  Cdn.  $8.7
million  (U.S.  $6.3  million) of liabilities assumed, of
which Cdn. $2.0 million  (U.S.  $1.5 million) was paid at
the  date  of  purchase,  with  the remaining  Cdn.  $4.0
million (U.S. $3.0 million) due in installments through August 1, 1996.

   Goodwill associated with the Metrowide purchase of Cdn. $7.0 million (U.S. $5.0 million) is being amortized over 20 years, and customer base of Cdn. $4.2 million
(U.S. $3.1  million)  is being amortized over five years.
Accumulated amortization  of  goodwill  approximated U.S.
$108,000 at December 31, 1995.

   The Company amortizes acquired customer bases on a straight-line basis over five to seven years. Accumulated amortization of customer base totaled $1.7 million and $3.1 million at December 31, 1994 and 1995, respectively.

   During   1995,  the  Company  adopted   Statement   of
Financial   Accounting    Standards   (SFAS)   No.   121,
''Accounting for the Impairment  of Long-Lived Assets and
for Long-Lived Assets to be Disposed Of.'' This Statement
requires that long-lived assets and  certain identifiable
intangibles to be held and used by an  entity be reviewed
for   impairment   whenever   events   or   changes    in
circumstances indicate that the carrying amount of an asset may not be recoverable and requires that an impairment loss be recognized based on the existence of certain conditions. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell.

   The effect of adopting SFAS No. 121 was  immaterial to
the   consolidated   financial  statements.  The  Company
continually evaluates  its  intangible assets in light of
events  and  circumstances that  may  indicate  that  the
remaining estimated  useful  life may warrant revision or
that  the remaining value may not  be  recoverable.  When
factors   indicate   that  intangible  assets  should  be
evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flow over the remaining life of the intangible asset in measuring whether that asset is recoverable.

  H.   COMMON AND COMMON EQUIVALENT SHARES:

   Primary earnings per common share are based on the weighted average number of common shares outstanding during the year and the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds using the average market prices of the Company's Class A Common
Stock.

   The   weighted   average   number  of  common   shares
outstanding for the fiscal years ended December 31, 1993,
1994, and 1995 were approximately  7.025  million shares,
7.068   million   shares   and   7.789   million  shares,
respectively.

   Primary earnings per share were computed by adjusting net income (loss) for dividends and accretion applicable to Series A Preferred Stock, as follows (dollars in thousands):

                                                                             1995             1994           1993

Income (loss) from continuing operations                                 $ (5,354)         $(11,329)          $1,653
Income from discontinued operations                                              -                 -          10,222
Net income (loss)                                                          (5,354)          (11,329)          11,875
Less Series A Preferred Stock dividend                                       (401)                 -               -
Less Series A Preferred Stock accretion                                      (139)                 -             -
Income (loss) applicable to Common Stock                                  $(5,894)         $(11,329)         $11,875

   Fully diluted earnings per share are not presented for the year ended December 31, 1995, because the effect of the assumed conversion of the Series A Preferred Stock shares, which were authorized and issued during 1995, would be anti-dilutive.

   All references to common and common equivalent shares have been retroactively restated to reflect a February 4, 1993 three-for-two stock dividend.

  I.   FOREIGN CURRENCY TRANSLATION:

   Assets  and liabilities of ACC TelEnterprises Ltd. and
ACC Long Distance  UK  Ltd.,  operating in Canada and the
United Kingdom, respectively, are  translated  into  U.S.
dollars using the exchange rates in effect at the balance
sheet  date.  Results  of operations are translated using
the  average  exchange rates  prevailing  throughout  the
period. The effects  of  exchange  rate  fluctuations  on
translating  foreign currency assets and liabilities into
U.S. dollars are  included  as  part  of  the  cumulative
translation adjustment component of shareholders' equity,
while  gains  and  losses resulting from foreign currency
transactions are included  in  net  income.  In 1993, the
Company   recognized   a   foreign   exchange   loss   of
approximately  $0.8  million  due  to  the  repayment  of
intercompany debt from its Canadian subsidiary. This debt
had  previously been considered of a long-term investment
nature   and  gains  and  losses  had  been  included  in
cumulative   translation   adjustment  on  the  Company's
balance sheet.


  J.   INCOME TAXES:

   The Company adopted Statement  of Financial Accounting
Standards (SFAS) No. 109, ''Accounting for Income Taxes'' in 1993. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The cumulative effect of this change was not material to the financial statements of the Company.

  K.   CASH EQUIVALENTS AND RESTRICTED CASH:

   The Company considers investments with a maturity of less than three months to be cash equivalents.

   In connection with an agreement described in Note 8, the Company had placed approximately $0.6 million in an escrow account. During 1994 and 1995, approximately $0.2 million and $0.4 million, respectively, was paid to an officer of the Company in accordance with the agreement.
The $0.4 million was reflected as ''restricted cash'' on the balance sheet at December 31, 1994.

  L.   DERIVATIVE FINANCIAL INSTRUMENTS:

   The  Company uses derivative financial instruments  to
reduce its  exposure  from  market  risks from changes in
foreign exchange rates and interest rates.   The  Company
does   not   hold  or  issue  financial  instruments  for
speculative trading purposes. The derivative instruments used are currency forward contracts and interest rate swap agreements. These derivatives are non-leveraged and involve little complexity.

   The  Company  monitors  and controls its risk  in  the
derivative transactions referred to above by periodically
assessing the cost of replacing,  at  market rates, those
contracts  in  the event of default by the  counterparty.
The  Company  believes   such  risk  to  be  remote.   In
addition, before entering into derivative contracts, and periodically during the life of the contracts, the Company reviews the counterparty's financial condition.

   The Company enters into contracts to buy and sell foreign currencies in the future in order to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The gains and losses on these contracts are included in income in the period in which the exchange rates change. The discounts and premiums on the forward contracts are amortized over the life of the contracts.

   At December 31, 1995, the Company had foreign currency
contracts outstanding to sell  forward  the equivalent of
Cdn. $37.9 million and 5.3 million pounds sterling and to
buy  forward  the  U.S. dollar equivalent of  Cdn.  $10.0
million and 2.7 million pounds sterling. These contracts mature throughout 1996.

   At December 31, 1994, the Company had foreign currency contracts outstanding to sell forward the equivalent of Cdn. $19.0 million and 7.9 million pounds sterling and to buy forward the U.S. dollar equivalent of 2.4 million pounds sterling.

   The aggregate fair value, based on published market exchange rates, of foreign currency contracts at December
31, 1994 and 1995, was $22.7 million and $24.5 million, respectively.

   The  Company  uses  interest rate swaps to effectively
convert variable rate obligations  to a fixed rate basis.
The  differentials  to be received or  paid  under  these
agreements is recognized  as  an  adjustment  to interest
expense  related  to  the  debt.   Gains  and  losses  on
terminations  of interest rate swaps are recognized  when
terminated in conjunction  with  the  retirement  of  the
associated  debt.   The  fair value of interest rate swap
agreements is estimated based  on  quotes from the market
makers of these instruments and represents  the estimated
amounts that the Company would expect to receive  or  pay
to  terminate  these  agreements.  The Company's exposure
related to these interest rate swap agreements is limited
to fluctuations in the  interest  rate.   At December 31,
1995, the estimated fair value of these interest rate swaps was not material (see Note 3).

  M.   USE OF ESTIMATES:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

  N.   RECLASSIFICATIONS:

   Certain reclassifications have been made to previously reported balances for 1994 and 1993 to conform to the 1995 presentation.

2.   OPERATING INFORMATION

   ACC is a switch-based provider  of  telecommunications
services  in  the  United States, Canada and  the  United
Kingdom.  The  Company  primarily  offers  long  distance
telecommunications  services  to  a  diversified customer
base   of   businesses,   residential   customers,    and
educational  institutions. ACC has begun to provide local
telephone  service   as  a  switch-based  local  exchange
reseller in upstate New  York  and as a reseller of local
exchange  services  in  Ontario,  Canada.  ACC  primarily
targets  business  customers with approximately  $500  to
$15,000  of  monthly  long   distance   usage,   selected
residential customers and colleges and universities.  For
the  year ended December 31, 1995, long distance revenues
account  for approximately 93% of total Company revenues,
while local  exchange revenues and data-line sales are 2%
and  3%,  respectively,   of   total   Company  revenues.
Geographic area information is included in Note 9.

   ACC operates an advanced telecommunications network consisting of seven long distance international and domestic switches located in the United States, Canada and the United Kingdom; a local exchange switch in the United States; leased transmission lines; and network management systems designed to optimize traffic routing.

   At December 31, 1995, approximately $14.8  million  of
the Company's telecommunications equipment was located on
50  university,  college, and preparatory school campuses
in the Northeastern  United  States  and  in  the  United
Kingdom.   Each   of   these   institutions   has  signed
agreements, with terms ranging from three to eleven years, for the provision of a variety of services by the Company.

   In  the  United  States,  the  Federal  Communications
Commission  (''FCC'')  and relevant state Public  Service
Commissions (''PSCs'') have  the  authority  to  regulate
interstate  and intrastate rates, respectively, ownership
of transmission  facilities, and the terms and conditions
under  which  the Company's  services  are  provided.  In
Canada, services  provided by ACC TelEnterprises Ltd. are
subject to or affected  by  certain  regulations  of  the
Canadian    Radio-Television    and    Telecommunications
Commission   (the   ''CRTC'').   The   telecommunications
services provided by ACC Long Distance U.K. Ltd. are subject to and affected by regulations introduced by The
Office of Telecommunications, the U.K. telecommunications regulatory authority (''Oftel'').

   In addition to regulation, the Company is subject to various risks in connection with the operation of its business. These risks include, among others, dependence on transmission facilities-based carriers and suppliers, price competition and competition from larger industry participants.

   Concentrations  with respect to trade receivables  are
limited, except with  respect  to  resellers,  due to the
large   number  of  customers  comprising  the  Company's
customer  base and their dispersion across many different
industries  and geographic regions. At December 31, 1995,
approximately   14%  of  the  Company's  billed  accounts
receivable balance was due from resellers.

   The Company has  contracted  with a vendor to purchase
license   rights  to  certain  software   used   in   its
operations. The Company believes that it is currently the
only customer  of the vendor and, as a result, the vendor
is  financially dependent  on  the  Company.  Any  future
modifications   or  enhancements  to  such  software  are
dependent on the continued viability of the vendor.

  A.   DISCONTINUED OPERATIONS:

  In 1993, the Company  recorded a gain of $11.5 million,
or $1.64 per share, net of  a  provision for income taxes
of $8.4 million, related to the  sale  of  the  operating
assets   and  liabilities  of  its  cellular  subsidiary,
Danbury Cellular  Telephone  Co. The proceeds of the sale
were approximately $43.0 million,  of which $41.0 million
was  received  in October, 1993 with the  remaining  $2.0
million received  in  October,  1994.  Revenue related to
this business segment for the nine months ended September
30,  1993 was $3.9 million. The results of  the  cellular
business   segment   have  been  reported  separately  as
discontinued operations in the consolidated statements of operations.

  B.   ASSET WRITE-DOWN:

   In 1993, the Company recorded a non-cash pretax charge of $12.8 million related to write-downs of certain assets of the Company's U.S. and Canadian operations.

   The  U.S.  write-down   of   intangibles  amounted  to
approximately $1.2 million. The intangibles  written  off
resulted  from  the acquisition of a number of businesses
since 1985. Changes  in  the  Company's  operations since
those companies were acquired, as well as  an  evaluation
of   the   future   undiscounted  cash  flow  from  those
acquisitions, led the Company to the conclusion that the purchased intangibles no longer had value.

   The write-down of fixed  assets  in  the  U.S. totaled
approximately  $5.1 million which represented the  excess
of net book value  over  estimated  recoverable value for
certain  assets. These assets were written  down  due  to
technological  changes which made it uneconomical for the
Company to continue to use these assets in the production
of revenue. Included  in  this  amount  was approximately
$3.0  million of equipment related to the  Company's  180
mile microwave network in New York State.

   The  Canadian  write-down  included approximately $2.8
million   for   acquired  customer  base   and   accounts
receivable and $3.8  million  for  autodialing equipment.
The  write-down  of  the  customer  base   and   accounts
receivable was due to the future undiscounted cash flow from those acquisitions being significantly less than originally anticipated.

   The  write-down of autodialing equipment reflected the
excess of net book value over estimated recoverable value
for those  assets  as  a direct effect of the decision of
the  Canadian  Radio-Television   and  Telecommunications
Commission  on  July  23,  1993, which  resulted  in  the
implementation, starting in  July,  1994, of equal access
in  Canada.  These  assets  were  fully  depreciated   at
December 31, 1994.

  C.   EQUAL ACCESS COSTS:

   During  1994,  the  Company  initiated  the process of
converting  its network to equal access for its  Canadian
customers.  Costs   associated  with  this  process  were
approximately  $2.2  million   and   include  maintaining
duplicate    network    facilities   during   transition,
recontacting customers, and  the  administrative expenses
associated  with  accumulating  the  data   necessary  to
convert the Company's customer base to equal access.

3.   DEBT, LINES OF CREDIT, AND FINANCING ARRANGEMENTS

  A.   DEBT:

   The Company had the following debt outstanding as of December 31, 1995 and 1994 (dollars in thousands):

                                                                                        1995              1994
   Senior Credit Facility/Lines of Credit                                                  $20,973             $26,602
   Capitalized lease obligations payable in total monthly installments of $250 including interest rates ranging from 8% to 21.5%, maturing through 2000,
    collateralized by related equipment                                                      9,996               4,925
    Notes  payable  to previous Metrowide owners, interest rates ranging from
7.5%                                                                                         1,966                   -
    to 9%
                                                                                           $32,935             $31,527
   Less current maturities                                                                  (4,885)             (1,613)
                                                                                           $28,050             $29,914

                                                                                       YEAR            Amount
                                                                                                      (dollars in thousands)
    Maturities of debt, including capital lease obligations, are as follows at
      December 31, 1995:

                                                                                     1996                    $  4,885
                                                                                     1997                       2,563
                                                                                     1998                       5,712
                                                                                     1999                      13,248
                                                                                     2000                       6,527
                                                                                     Thereafter                    -
                                                                                                              $32,935

   Based on borrowing rates currently available to the Company for loans and lease agreements with similar terms and average maturities, the fair value of its debt approximates its recorded value.


  B.   SENIOR CREDIT FACILITY AND LINES OF CREDIT:

   On  July  21,   1995,  the  Company  entered  into  an
agreement for a $35.0  million five year senior revolving
credit   facility   with  two   financial   institutions.
Borrowings are limited  individually  to $5.0 million for
ACC  Long  Distance  UK  Ltd.  and $2.0 million  for  ACC
National  Telecom Corp., with total  borrowings  for  the
Company limited  to  $35.0  million.  Initial  borrowings
under  the  agreement were used to pay down and terminate
the Company's  previously existing lines of credit and to
pay  fees  related   to   the   transaction.   Subsequent
borrowings  have  been,  and  will  be,  used  to finance
capital expenditures and to provide working capital. Fees
associated   with   obtaining  the  financing  are  being
amortized over the term of the agreement.

   In conjunction with the closing, the Company issued to a financial advisor warrants to purchase 30,000 shares of the Company's Class A Common Stock at an exercise price of $16.00 per share. The warrants expire on January 21, 1999.

   The agreement limits the amount that may  be  borrowed
against  this  facility  based on the Company's operating
cash flow. The agreement also  contains certain covenants
including  restrictions  on  the  payment  of  dividends,
maintenance  of  a maximum leverage ratio,  minimum  debt
service coverage ratio,  maximum  fixed  charge  coverage
ratio  and  minimum  net worth, all as defined under  the
agreement, and subjective  covenants. Regarding a certain
subjective   covenant  related   to   transactions   with
affiliates (see  Note 10), a waiver was obtained covering
such transactions  through December 31, 1995. At December
31, 1995, the Company  had  available  $8.7 million under
this  facility.  The  total  available facility  will  be
reduced in quarterly increments  of  $2.450  million from
July  1,  1997  to  October 1, 1998, $2.905 million  from
January 1, 1999 to April 1, 2000 and by $2.870 million on
maturity at July 1, 2000.  Borrowings  under the facility
are secured by certain of the Company's  assets  and will
bear  interest at either the LIBOR rate or the base  rate
(base rate  being  the greater of the prime interest rate
or the federal funds  rate  plus  1/2 %), with additional
percentage points added based  on  a  ratio  of  debt  to
operating   cash   flow,   as  defined  in  the  facility
agreement.  The  weighted  average   interest   rate  for
borrowings during 1995 was 8.4%.

   Under the agreement, the Company is obligated  to  pay
the   financial   institutions  an  aggregate  contingent
interest payment based  on the minimum of $750,000 or the
appreciation in value of  140,000 shares of the Company's
Class  A Common Stock over the  18  month  period  ending
January  21,  1997,  but  not to exceed $2.1 million. The
contingent  interest  is due  upon  the  earlier  of  the
occurrence  of a triggering  event,  as  defined,  or  18
months after the closing date.

   In connection  with  the  agreement,  the Company must
enter  into hedging agreements with respect  to  interest
rate exposure.  The  agreements  have  certain conditions
regarding  the  interest  rates, are subject  to  minimum
aggregate  balances  of  $10.0   million  and  must  have
durations of at least two years. The Company entered into three interest rate swap agreements in 1995 to convert the variable interest rate charged on $11.5 million of the outstanding credit facility to a fixed rate. Under these agreements, the Company is required to pay a fixed rate of interest on a notional principal balance. In return, the Company receives a payment of an amount equal to the variable rate calculated as of the beginning of the month. The interest rate swap agreements in effect as of December 31, 1995, are as follows:

                                Variable                 FIXED
 NOTIONAL BALANCE                  Rate                  RATE

$2,000,000                         5.938%                  5.98%
$7,500,000                         5.938%                  6.25%
$2,000,000                         5.938%                  6.02%

   These agreements expire at various times through November, 1998.

   At December 31, 1995, the Company  has  issued letters
of   credit  totaling  $1.4  million  which  reduce   the
available balance of the credit facility. The letters of credit guarantee performance to third parties. Management does not expect any material losses to result from these off-balance sheet instruments because the Company will meet its obligations to the third parties, and therefore, management is of the opinion that the fair value of these instruments is zero.

   As of December 31, 1994, the Company had  available up
to $30.0 million under two separate bank-provided line of
credit  agreements.  During 1995, the Company obtained  a
commitment letter to extend  its  then  existing lines of
credit  for  a  period  greater  than  twelve months.  In
accordance  with SFAS No. 6, ''Classification  of  Short-
Term  Obligations   Expected   to  be  Refinanced,''  the
outstanding lines of credit borrowings at December 31, 1994 were classified as long-term debt.

   Each  agreement  was an unsecured working capital line
for up to $15.0 million  at  the  respective bank's prime
rate. Outstanding principal under each line of credit was
due  on  demand. At December 31, 1994,  the  Company  had
available  approximately  $3.1  million under one line of
credit. The weighted average interest rate for borrowings
on  this  line during 1994 and 1995  was  7.4%  and  8.9%
respectively.  At  December  31,  1994,  the  Company had
available  $66,000  under the second line of credit.  The
weighted average interest  rate  for  borrowings  on this
line   during   1994   and   1995   was  7.8%  and  8.8%,
respectively.

4.   INCOME TAXES

   Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, ''Accounting for Income Taxes.'' The cumulative effect of adopting this Statement as of January 1, 1993 was immaterial to net income.

   The  following  is  a summary of the U.S. and non-U.S.
income (loss) from continuing operations before provision for (benefit from) income taxes and minority interest, the components of the provision for (benefit from) income taxes and deferred income taxes, and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.



   Income   (loss)  from  continuing  operations   before
provision for (benefit from) income taxes and minority interest (dollars in thousands):

                                                                          1995             1994           1993
U.S.                                                                       $ 1,510          $  1,301         $ 6,177
Non-U.S.                                                                    (6,335)          (11,545)         (9,928)
                                                                           $(4,825)         $(10,244)        $(3,751)




   Provision for (benefit from) income taxes (dollars in thousands):

                                                                              1995                1994          1993
      Current:
      U.S.                                                                    $  581         $  (867)               -
      Non-U.S.                                                                  -                   -           (410)
                                                                              $  581           $(867)          ($410)
       Deferred:
       U.S.                                                                     (185)          1,298            (865)
       Non-U.S.                                                                   -            3,025          (2,468)
                                                                                (185)          4,323          (3,333)
                                                                             $    396         $3,456         ($3,743)


    Provision  for  (benefit  from) deferred income taxes
(dollars in thousands):

                                                                             1995            1994           1993
        Difference between tax and book depreciation and amortization            $772           $2,178        ($2,023)
       Difference between tax and book basis of assets written down                 -                -         (1,298)
       Valuation allowance                                                      2,223            6,851             603
       Software development costs                                               (502)              502               -
       Other temporary differences                                              (103)              171            (12)
       Net operating loss                                                     (2,575)           (5,379)          (603)
                                                                             ($  185)           $4,323        ($3,333)

   Reconciliation of U.S. statutory income tax rate to effective income tax rate:

                                                                           1995              1994             1993
        U.S. statutory income tax rate                                         (34.0%)          (34.0%)          (35.0%)
       Non-deductible goodwill and customer base                                 2.7              1.2             20.3
       Foreign income taxes, including valuation allowance                      44.6             66.6             (2.4)
       Gain on sale of subsidiary stock                                            -                -            (87.2)
       State tax benefit                                                        (2.4)               -                -
       Other                                                                    (2.7)               -              4.5
       Effective income tax rate                                                 8.2%            33.8%           (99.8%)

   Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1995, the Company had unused tax benefits of approximately $9.8 million related to non-U.S. net operating loss carryforwards totaling $25.3 million for income tax purposes, of which $14.4 million have an unlimited life, $2.6 million expire in 2000, $7.7 million expire in 2001, and $0.6 million expire in 2002.
In addition, the Company had $1.1 million of deferred tax assets related to non-U.S. temporary differences. The valuation allowance was increased by $3.5 million to approximately $10.9 million to offset the related non-
U.S. deferred tax assets due to the uncertainty of realizing the benefit of the non-U.S. loss carryforwards.

   The  following  is  a  summary   of   the  significant
components of the Company's deferred tax assets and liabilities as of December 31, (dollars in thousands):

                                                                                 1995             1994
      Deferred tax assets:
       Depreciation and amortization-non-U.S.                                       $1,122             $ 1,472
       Other non-deductible reserves and accruals                                      647                  40
       Non-U.S. operating loss carryforwards                                         9,816               5,982
       Less-valuation allowance for non-U.S. deferred tax assets                   (10,938)             (7,454)
       Net deferred tax assets                                                         647                  40
       Deferred tax liabilities:
       Depreciation and amortization                                                (2,577)             (2,170)
                                                                                   $(1,930)            $(2,130)

5.   REDEEMABLE PREFERRED STOCK

   On May 22, 1995, the Company completed a $10.0 million
private placement of 12% subordinated convertible debt to
a group  of  investors.  The  notes  were  converted into
10,000   shares  of  cumulative,  convertible  Series   A
Preferred  Stock  on  September  1,  1995.  The  Series A
Preferred  Stock  has  a liquidation value of $1,000  per
share, and accrues cumulative  dividends,  compounded  on
the accumulated and unpaid balance, as defined, at a rate
of  12%  annually.  The dividends shall accrue whether or
not the dividends have  been  declared and whether or not
there are profits, surplus or other  funds of the Company
legally  available  for  the  payment  of dividends.  The
dividends are payable upon redemption unless the Series A
Preferred Stock is converted into Class A Common Stock at
an  initial  conversion  price  of $16.00 per  share,  or
625,000  shares,  subject  to  certain   adjustments  and
conditions.  The  conversion price can fluctuate  if  the
Company, among other  actions, grants or sells options at
prices less than the conversion  price  of  the  Series A
Preferred   Stock,   or   issues   or  sells  convertible
securities at a price per share less than the conversion price of the Series A Preferred Stock.

   On  the seventh anniversary of the private  placement,
all of the outstanding shares of Series A Preferred Stock
shall be redeemed in cash or in a combination of cash and
Class A Common Stock. Redemption may be made at the price
per share  equal  to  the  greater of (I) the liquidation
value  ($1,000 per share) plus  all  accrued  and  unpaid
dividends;   or   (ii)  the  fair  market  value  of  the
underlying Class A  Common  Stock into which the Series A
Preferred Stock is convertible. Optional redemptions of all or a portion of shares, as defined, of the then outstanding shares are permitted at any time.

   All of the issued and outstanding  Series  A Preferred
Stock will be automatically converted into Class A Common
Stock  if,  after  the second anniversary of the closing:
(I) the daily trading  volume of the Class A Common Stock
exceeds 5% of the number  of  shares  of  Class  A Common
Stock  issuable upon conversion of the Series A Preferred
Stock for  45  consecutive trading days; (ii) the holders
of the Series A  Preferred  Stock  are not subject to any
underwriters'      lockup      agreement      restricting
transferability of the shares of Class A Common Stock issuable upon conversion of such Series A Preferred
Stock; and (iii) the average closing price of the Class A
Common Stock for 15 consecutive trading days, through July 2002, equals or exceeds the price, as defined, ranging from $32.00 to $57.33 per share.

   Noncompliance with the terms of the Series A Preferred
Stock  and  the  agreement  under  which  the   Series  A
Preferred Stock was issued, can result depending  on  the
cause  of the default in an increase of the dividend rate
to 15 percent,  a  one-third  reduction in the conversion
price which existed prior to the  event  of  default,  or
immediate   redemption  at  the  liquidation  value  plus
accrued and unpaid dividends.

   Concurrent  with  the  private  placement, warrants to
purchase 100,000 shares of the Company's  Class  A Common
Stock were issued at an initial exercise price of  $16.00
per share. These warrants expire in July 2002. In addition, the Company issued warrants to purchase Class A
Common Stock that will become exercisable upon one or more optional repayments of the Series A Preferred Stock at an exercise price of $16.00 per share, subject to adjustments, as defined, and will permit each holder to acquire initially the same number of shares of Class A
Common Stock into which the Series A Preferred Stock is convertible as of the relevant repayment date. These warrants expire in July 2002.

   The Series A Preferred Stock is senior  to all classes
and series of preferred stock and Class A Common Stock as
to  the  payment of dividends and redemptions,  and  upon
liquidation  at  liquidation  value,  senior to all other
classes  of  the  Company's  capital  stock.  In  certain
circumstances,  the  holders  of the Series  A  Preferred
Stock will have preemptive rights  to purchase, on an as-
converted basis, a pro rata portion  of  certain  Class A
Common Stock issuances by the Company. The holders of the
Series  A  Preferred  Stock  are  entitled  to  elect one
director to the Company's Board of Directors, so  long as
at   least  33%  of  the  Series  A  Preferred  Stock  is
outstanding. The holders also have the right to approve certain transactions, as defined, including the payment of dividends and acquisition of shares of treasury stock.

   At December 31, 1995, the Series A Preferred Stock is reflected on the accompanying balance sheet as redeemable preferred stock, and is shown inclusive of cumulative unpaid dividends, and net of unamortized issuance costs of approximately $1.1 million. The carrying value of the redeemable preferred stock will be accreted to the liquidation value, as defined, over the seven year term.

6.   EQUITY

   During 1995, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation that authorized the creation of 2,000,000 shares of Series A Preferred Stock, par value $1.00 per share, authorized the creation of 25,000,000 shares of Class B non-voting Common Stock, par value $.015 per share, and redesignated the 50,000,000 shares of Common Stock, par value $.015 per share, that were previously authorized for issuance as 50,000,000 shares of Class A Common
Stock.

  A.   PRIVATE PLACEMENT:

   During 1995, the Company made an offshore sale of 825,000 shares of its Class A Common Stock at an average price of $14.53 per share. The sale raised net proceeds of $11.1 million, after deduction of fees and expenses of $0.9 million. In conjunction with this transaction, warrants to purchase 82,500 shares of Class A Common
Stock at an exercise price of $14.40 per share were issued. These warrants were exercised prior to December
31, 1995.

  B.   EMPLOYEE LONG TERM INCENTIVE PLAN:

   In  October 1994, the Company's shareholders  approved
an amendment  to  the  Employee  Long Term Incentive Plan
whereby  options  to purchase an aggregate  of  2,000,000
shares of Class A Common Stock may be granted to officers
and  key  employees  of   the   Company.  In  July  1995,
shareholders  of  the  Company  approved   an  additional
500,000 shares of Class A Common Stock to be reserved for
issuance under this plan, and authorized the  issuance of
stock incentive rights ("SIRs") thereunder. The  exercise
price  of  the  stock  options  must not be less than the
market  value  per share at the date  of  grant,  and  no
options shall be  exercisable after ten years and one day
from  the  date  of  grant.   Options   generally  become
exercisable  on a pro-rata basis over a four-year  period
beginning on the  date  of  grant  and 25% on each of the
three anniversary dates thereafter.  SIRs  represent  the
right  to  receive shares of the Company's Class A Common
Stock  without   any   cash   payment   to  the  Company,
conditioned only on continued employment with the Company through a specified incentive period of at least three years. At December 31, 1995, no SIRs had been awarded under the plan.

   Changes in the status of the plan during 1995, 1994, and 1993 are summarized as follows:

                                                                        1995                 1994                 1993
      Options outstanding at beginning of year                       785,250              464,125              531,000
     Options granted                                                 341,944              655,000              145,000
     Options exercised                                               (33,525)            (102,375)             (87,375)
     Options forfeited                                               (22,750)            (231,500)            (124,500)
     Options outstanding at end of year                            1,070,919              785,250              464,125
     Number of options at end of year:
     Exercisable                                                     405,333              193,125              196,125
     Available for grant                                             483,108              302,303              375,803
     Range of prices:
     Granted during year                                        $13.75-17.25         $14.25-19.25         $15.00-19.75
     Outstanding at end of year                                $  2.83-19.75        $  2.83-19.75        $  2.83-19.75
     Exercised during the year                                 $  9.67-18.75        $  3.30-11.33        $  2.83-10.92

   The  Company  is  required  to  adopt  SFAS  No.  123,
''Accounting for Stock-Based Compensation'' in 1996. This
Statement encourages entities to adopt a fair value based method of accounting for employee stock option plans
(whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the employee service period) rather than the current intrinsic value based method of accounting (whereby compensation cost is measured at the grant date as the difference between market value and the price for the employee to acquire the stock). If the Company elects to continue using the intrinsic value method of accounting, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, will need to be disclosed. Management has not decided if the Company will adopt the fair value based method of accounting for their stock option plans.
The Company believes that adopting the fair value basis of accounting could have a material impact on the financial statements and such impact is dependent upon future stock option activity.

  C.   EMPLOYEE STOCK PURCHASE PLAN:

   In October 1994, the Company's  shareholders  approved
an  employee  stock  purchase  plan which allows eligible
employees to purchase shares of  the  Company's  Class  A
Common  Stock at 85% of market value on the date on which
the annual  offering  period begins, or the last business
day  of  each  calendar  quarter   in  which  shares  are
purchased during the offering period, whichever is lower.
Class  A  Common  Stock  reserved  for  future   employee
purchases aggregated 463,684 shares at December 31, 1995.
There were 12,754 shares issued at an average price of $11.89 per share during the year ended December 31, 1994 and 23,562 shares issued at an average price of $12.56 per share during the year ended December 31, 1995. There have been no charges to income in connection with this plan other than incidental expenses related to the issuance of shares.

7. TREASURY STOCK

   In January 1994, an officer of the Company exercised stock options to acquire 99,000 shares of the Company's
Class A Common Stock at $3.30 per share by delivering to the Company 16,542 common shares at the then current market price of $19.75 per share.

   The average cost of all treasury stock currently held by the Company is $2.22 per share.


8.   COMMITMENTS AND CONTINGENCIES

  A.   Operating Leases:

   The Company leases office space and  other items under
various agreements expiring through 2004. At December 31,
1995, the minimum aggregate payments under non-cancelable
operating  leases are summarized as follows  (dollars  in
thousands):
               YEAR                        Amount

               1996                       $  3,804
               1997                          3,734
               1998                          3,314
               1999                          4,458
               2000                          1,924
               Thereafter                    7,134
                                           $24,368

   Rent expense for the years ending December 31, 1995, 1994 and 1993 was approximately $1,965,000, $1,640,000, and
$1,369,000, respectively.

  B.   EMPLOYMENT AND OTHER AGREEMENTS:

   In October 1995, the  Company's former Chief Executive
Officer resigned his position,  but  remains  an employee
and Chairman of the Company's Board of Directors.  A  new
Chief  Executive  Officer  was hired. In conjunction with
the  management  changes,  the   Company   entered   into
agreements  with  both  executives. The contract with the
Chief Executive Officer has  a two year term and provides
for continuation of salary and  benefits  for the term of
the agreement, in the event of a change in control of the
Company.  At  December  31,  1995, the Company's  maximum
potential    liability   under   this    agreement    was
approximately $660,000. The contract with the Chairman of the Board provides for an annual base salary, including an annual bonus and other benefits, and also for a payment of $1.0 million, payable over a three year term, in the event that he resigns or is terminated without cause. Payments under this agreement are accelerated and are due in full within 30 days following a change in control of the Company. In consideration for a non-compete agreement, the Chairman of the Board received a payment of $750,000, which was expensed in 1995.

   The Company  has  entered  into  employee continuation
incentive  agreements with certain other  key  management
personnel.  These   agreements   provide   for  continued
compensation and continued vesting of options previously granted under the Company's Employee Long Term Incentive
Plan for a period of up to one year in the event of termination without cause or in the event of termination after a change in control of the Company. At December 31, 1995, the Company's maximum potential liability under these agreements totaled approximately $2.5 million.

   In connection with the  sale  of  cellular assets, the
Company entered into an agreement with  an  officer.  The
agreement  called for a fee of approximately $0.6 million
to be paid as  a result of the closing of the sale of the
Company's cellular  assets.  This amount was placed in an
escrow account at the time of  the  sale.  The  agreement
requires, among other things, that the officer remain  an
employee  of  the  Company  through  July 1, 1996. During
1994,  the  officer  had  an  outstanding loan  from  the
Company  in  the  amount of $0.2 million.  Subsequent  to
December  31,  1994,   the   agreement   was  amended  to
accelerate the vesting provisions and funds from the escrow account were used to repay the loan.

  C.   PURCHASE COMMITMENT:

   In 1993, ACC Long Distance  Ltd.,  a subsidiary of ACC
TelEnterprises Ltd., entered into an agreement  with  one
of its vendors to lease long distance facilities totaling
a minimum of Cdn. $1.0 million per month for eight years.
The  Company currently leases more than Cdn. $1.0 million
per month  of  such  facilities  from  this  vendor. This
commitment  allows  the  Company  to receive up to  a  60
percent discount on certain monthly charges from this vendor.

  D.   DEFINED CONTRIBUTION PLANS:

   The Company  provides  a  defined  contribution 401(k)
plan   to  substantially  all  U.S.  employees.   Amounts
contributed   to   this   plan   by   the   Company  were
approximately $137,000, $167,000, and $183,000  in  1993,
1994  and  1995,  respectively.  The  Company's  Canadian
subsidiary provides a registered retirement savings  plan
to   substantially   all   Canadian   employees.  Amounts
contributed  to  this  plan  by  the  Company  were  Cdn.
$28,000, Cdn. $62,000 and Cdn. $106,000 in 1993, 1994 and
1995, respectively.

  E.   ANNUAL INCENTIVE PLAN:

   During   1995,   the  Company's  Board  of   Directors
authorized incentive  bonuses  based  upon  the Company's
sales,  gross  margin,  operating  expenses and operating
income.   Prior   to   1995,   incentive   bonuses   were
discretionary  as determined by the Company's  management
and approved by  the  Board  of  Directors.  The  amounts
included  in operations for these incentive bonuses  were
approximately $619,000, $633,000 and $1.4 million for the
years  ended   December   31,   1993,   1994   and  1995,
respectively.

  F.   LEGAL MATTERS:

   The Company is subject to litigation from time to time
in  the ordinary course of business. Although the  amount
of any  liability  with respect to such litigation cannot
be  determined,  in  the   opinion  of  management,  such
liability  as  of  December 31,  1995  will  not  have  a
material  adverse  effect   on  the  Company's  financial
condition or results of operations.

9.   GEOGRAPHIC AREA INFORMATION (DOLLARS IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1995:
                                                 United                        UNITED
                                                 STATES          Canada        KINGDOM     Eliminations   Consolidated
Revenue from unaffiliated customers               $  65,975        $84,421        $38,470   $          -      $ 188,866
Intercompany revenue                                 15,256          4,071          1,143       (20,470)              -
Total revenue                                     $  81,231        $88,492        $39,613      $(20,470)       $188,866
Income  (loss)  from  continuing  operations
before                                            $   1,512       $    456      $ (6,793)   $          -   $    (4,825)
  income taxes
Identifiable assets at December 31, 1995           $105,995        $43,775        $31,593    $  (57,379)      $ 123,984

YEAR ENDED DECEMBER 31, 1994:
                                                 United                        UNITED
                                                 STATES          Canada        KINGDOM     Eliminations   Consolidated
Revenue from unaffiliated customers               $  54,599        $67,728       $  4,117   $          -      $ 126,444
Intercompany revenue                                  6,698          2,175          1,004        (9,877)              -
Total revenue                                     $  61,297        $69,903       $  5,121    $   (9,877)      $ 126,444
Income  (loss)  from  continuing  operations
before                                            $   1,300      $( 5,742)      $( 5,802)   $          -    $  (10,244)
  income taxes
Identifiable assets at December 31, 1994           $119,021        $30,073        $10,422    $(  75,068)    $   84,448

YEAR ENDED DECEMBER 31, 1993
                                                 United                        UNITED
                                                 STATES          Canada        KINGDOM     Eliminations   Consolidated
Revenue from unaffiliated customers               $  45,150        $60,643       $    153   $          -      $ 105,946
Intercompany revenue                                  9,039          2,939            185       (12,163)              -
Total revenue                                     $  54,189        $63,582       $    338    $  (12,163)      $ 105,946
Income  (loss)  from  continuing  operations
before                                            $   6,177      $( 8,150)      $( 1,778)   $          -   $    (3,751)
  income taxes
Identifiable assets at December 31, 1993           $142,821        $28,620       $  1,832     $(111,555)     $   61,718

  Intercompany  revenue  is  recognized  when  calls  are
originated  in  one  country  and  terminated  in another
country  over the Company's leased network. This  revenue
is recognized  at  rates similar to those of unaffiliated
companies.  Income  from   continuing  operations  before
income  taxes  of  the  Canadian   and   United   Kingdom
operations   includes   corporate   charges  for  general
corporate expenses and interest.

  Corporate  general  and  administrative   expenses  are
allocated to subsidiaries based on actual time dedicated to each subsidiary by members of corporate management and staff.

10.   RELATED PARTY TRANSACTIONS

  In  February  1994,  the  Company's  Board of Directors
approved a plan to move the Company's headquarters  to  a
new  facility in Rochester, New York. The new location is
in  a building  owned  by  a  partnership  in  which  the
Company's  Chairman  of  the  Board  has  a fifty percent
ownership interest. A Special Committee of  the Company's
Board of Directors
reviewed   the   lease  to  ensure  that  the  terms  and
conditions were commercially reasonable and fair to the Company prior to approval of the plan. Minimum monthly lease payments for this space range from $44,000 to $60,000 over the ten year term of the lease, which began on May 1, 1994. The Company also pays a pro-rata share of maintenance costs. Total rent and maintenance payments under this lease were approximately $0.2 million and $0.6 million during 1994 and 1995, respectively.

  During  1994  and  early 1995,  the  Company  initiated
efforts   to  obtain  new   telecommunications   software
programs  from   a   software  development  company.  The
Company's  Chairman  of   the   Board  and  former  Chief
Executive Officer was a controlling shareholder of the software development company during such period. In May
1995, anticipating material agreements with the software development company, all of the common shares owned by the Company's Chairman of the Board were placed in escrow under the direction of a Special Committee of the Company's Board of Directors.
The Special Committee, its outside consultants and the Company's management then proceeded to review and evaluate the software technology and the terms and conditions of the proposed transactions.

  Subsequent to  December 31, 1995, the Special Committee
approved a software license agreement between the Company
and a newly formed company (the purchaser of the software
development company's  intellectual  property  and  other
assets  and  an  affiliate  of such company). Immediately
prior to entering into the agreement,  the  shares of the
software development company held in escrow were returned
to  such  company  and  the related party nature  of  the
Company's  relationship  with  the  software  development
company  was  thereby extinguished. Total amounts accrued
at December 31, 1994 and 1995 relating to this vendor were
$0 and $44,000, respectively.  For  an  aggregate
consideration of $1.8 million, the Company in return will
receive a perpetual right  to  use  the  newly  developed
telecommunications  software  programs. During 1995,  the
Company  paid  the  software  development   company  $1.2
million, of which $772,000, relating to the purchase of certain hardware and acquisition of certain software licenses, was capitalized and recorded on the balance sheet as a component of property, plant and equipment and $500,000 relating to software development was expensed.
During 1994, the Company paid the software development company $132,000, all of which related to software development, which was expensed.

11.   SUBSEQUENT EVENTS

  A.   Telecommunications Legislation Revisions:

   Legislation  that  substantially   revises   the  U.S.
Communications  Act  of  1934  (the ''U.S. Communications
Act'') was recently enacted by Congress and was signed into law on February 8, 1996. The legislation provides specific guidelines under which the regional operating companies (''RBOCs'') can provide long distance services, which will permit the RBOCs to compete with the Company in the provision of domestic and international long distance services. Further, the legislation, among other things, opens local service markets to competition from any entity (including long distance carriers, such as AT&T, cable television companies and utilities).

   Because  the  legislation  opens  the  Company's  U.S.
markets to additional competition, particularly from the RBOCs, the Company's ability to compete is likely to be adversely affected. Moreover, as a result of and to implement the legislation, certain federal and other governmental regulations will be amended or modified, and any such amendment or modification could have a material adverse effect on the Company's business, results of operations and financial condition.

  B.   NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN:

   On January 19, 1996, subject to shareholder approval, the Company's Board of Directors adopted a Non-Employee
Directors' Stock Option Plan (the Directors' Stock Option
Plan). The Directors' Stock Option Plan provides for grants of options to purchase 5,000 shares of Class A
Common Stock at an exercise price of 100% of the fair market value of the stock on the date of grant, which options vest at the first anniversary of the date of grant. The maximum number of shares with respect to which options may be granted under the Directors' Stock Option
Plan is 250,000 shares, subject to adjustment for stock splits, stock dividends and the like. Vested options to purchase 20,000 shares of Class A Common Stock were granted on January 19, 1996, pursuant to this plan, subject to shareholder approval of the plan at the Company's 1996 Annual Meeting.

   Each option shall be exercisable for ten years and one
day after  its  date  of  grant.  Any  vested  option  is
exercisable  during  the  holder's term as a director (in
accordance   with  the  option's   terms)   and   remains
exercisable  for   one   year   following   the  date  of
termination as a director (unless the director is removed for cause). Exercise of the options would involve payment in cash, securities, or a combination of cash and securities.



ITEM 9 .  DISAGREEMENTS    ON   ACCOUNTING   AND
FINANCIAL DISCLOSURE.

     Not applicable.

                              PART III

ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS  OF
THE REGISTRANT.

     The   following  sets   forth   information
concerning the Directors and executive officers of the Company and its principal operating subsidiaries as of March 1, 1996:

NAME                AGE            POSITION(S)

Richard T. Aab      46        Chairman of the Board of Directors
David K. Laniak     60        Chief Executive Officer, Director
Arunas A. Chesonis  33        President and Chief Operating Officer,
                                Director
Michael R. Daley    34        Executive Vice President, Chief Financial Officer
                                and Treasurer
Steve M. Dubnik     33        Chairman of the Board of Directors, President
                                and Chief Executive Officer,
                                ACC TelEnterprises Ltd.
Michael L. LaFrance 36        President, ACC Long Distance Corp.
Christopher Bantoft 48        Managing Director, ACC Long Distance UK Ltd.
John J. Zimmer      37        Vice President--Finance
George H. Murray    49        Vice President--Human Resources and Corporate
                                   Communications
Sharon L. Barnes    29        Controller
Hugh F. Bennett     39        Director
Willard Z. Estey    76        Director
Daniel D. Tessoni   48        Director
Robert M. Van Degna 51        Director

     Richard  T.  Aab  is  a  co-founder  of the
Company  who has served as Chairman of the Board
of Directors  since March 1983 and as a Director
since October 1982. Mr. Aab also served as Chief
Executive  Officer   from  August  1983  through
October 1995, and as Chairman of the Board of Directors of ACC TelEnterprises Ltd. from April
1993 through February 1994.

     David  K.  Laniak was elected the Company's
Chief Executive Officer  in  October  1995.  Mr.
Laniak  has been a Director of the Company since
February 1989. Prior to joining the Company, Mr.
Laniak was  Executive  Vice  President and Chief
Operating Officer of Rochester  Gas and Electric
Corporation,  Rochester,  New  York,   where  he
worked in a variety of positions for more than 30 years. Mr. Laniak also has served since
October 1995 and from May 1993 through July 1994 served as a Director of ACC TelEnterprises Ltd.

     Arunas A. Chesonis was elected President and Chief Operating Officer of the Company in April 1994. He previously served as President of the Company and of its North American operations since April 1994, and as President of ACC Long
Distance  Corp.  from January 1989 through April
1994. From August 1990 through March 1991, he also served as President of ACC TelEnterprises
Ltd., and from  May  1987  through January 1989,
Mr. Chesonis served as Senior  Vice President of
Operations  for  ACC  Long  Distance  Corp.  Mr.
Chesonis was elected a Director of the Company in October 1994.

     Michael R. Daley was elected the  Company's
Executive  Vice  President  and  Chief Financial
Officer  in  February  1994, and has  served  as
Treasurer of the Company  since  March  1991. He
previously   served   as   the   Company's  Vice
President-Finance   from  August  1990   through
February 1994, as Treasurer  and Controller from
August 1990 through March 1991, as Controller from January 1989 through August 1990, and various other positions with the Company from July 1985 through January 1989. Mr. Daley has served as a Director of ACC TelEnterprises Ltd.
since October 1994.

     Steve M. Dubnik was elected the Chairman of
the Board  of  Directors,  President  and  Chief
Executive Officer of ACC TelEnterprises Ltd.  in
July  1994.  Previously,  he  served  from  1992
through  June  1994  as  President, Mid-Atlantic
Region, of RCI Long Distance. For more than five
years prior thereto, he served  in progressively
senior   positions   with   Rochester  Telephone
Corporation   (now  Frontier  Corp.)   including
assignments    in    engineering,    operations,
information technology and sales.

     Michael  L.   LaFrance   was   elected  the
President of ACC  Long Distance Corp.  in  April
1994.  From May 1992 through May 1994, he served
as Executive  Vice President and General Manager
of Axcess USA Communications  Corp.,  from  June
1990 through May 1992, as Director of Regulatory
Affairs     and     Administration    of    LDDS
Communications,  Inc.  and  from  February  1987
through June 1990,  as Vice President of Comtel-
TMC Telecommunications.  Since  April  1994, Mr.
LaFrance  has  served  as  the President of  ACC
National Telecom Corp., the Company's local service subsidiary.

     Christopher  Bantoft was  elected  Managing
Director  of  ACC  Long   Distance  UK  Ltd.  in
February 1994. From 1986 through 1993, he served as Sales and Marketing Director, Deputy Managing
Director, and most recently as Managing Director of Alcatel Business Systems Ltd., the U.K.
affiliate of Alcatel, N.V.

     John   J.   Zimmer,   a  certified   public
accountant,  was  elected  the   Company's  Vice
President-Finance   in   September   1994.    He
previously served as the Company's Controller from March 1991 through September 1994. Prior to
March 1991, he served as a staff accountant and then as a manager of accounting with Arthur
Andersen LLP.

     George H.  Murray was elected the Company's
Vice  President-Human  Resources  and  Corporate
Communications  in  August  1994.  For more than
five years prior to his joining the  Company, he
served  in  various  senior management positions
with   First  Federal  Savings   and   Loan   of
Rochester, New York.

     Sharon   L.   Barnes,  a  certified  public
accountant, was elected the Company's Controller
in  September 1994. Previously,  she  served  as
Accounting   Manager  from  April  1993  through
September 1994. Prior to joining the Company in 1993, she served for more than four years as a staff and senior accountant with Arthur Andersen
LLP.

     Hugh F. Bennett has been a Director of the Company since June 1988. Since March 1990, Mr.
Bennett has been a Vice President, Director and Secretary-Treasurer of Gagan, Bennett & Co.,
Inc., an investment banking firm.

     The Hon. Willard Z. Estey, C.C., Q.C., was elected a Director of the Company at its 1994
Annual  Meeting. Mr. Estey  is  Counsel  to  the
Toronto, Ontario law firm of McCarthy, Tetrault.
After serving  as  Chief Justice of Ontario, Mr.
Estey was a Justice of the Supreme Court of Canada from 1977 through 1988. From 1988 through
1990,  Mr.  Estey was Deputy Chairman of Central
Capital Corporation, Toronto, Ontario. Since May
1993, Mr. Estey has also served as a Director of ACC TelEnterprises Ltd.

     Daniel D.  Tessoni  has  been a Director of
the Company since May 1987. Mr.  Tessoni  is  an
Associate Professor of Accounting at the College
of   Business  of  the  Rochester  Institute  of
Technology,  where  he has taught since 1977. He
holds  a Ph.D. degree,  is  a  certified  public
accountant   and   is   Treasurer   of   several
privately-held business concerns.

     Robert M. Van Degna has been a Director  of
the  Company  since  May  1995. Mr. Van Degna is
Managing  Partner of Fleet Equity  Partners,  an
investment  firm affiliated with Fleet Financial
Group,  Inc.  and  based  in  Providence,  Rhode
Island.  Mr Van  Degna  joined  Fleet  Financial
Group in 1971  and held a variety of lending and
management positions  until  he  organized Fleet
Equity Partners in 1982 and became  its  general
partner.  Mr. Van Degna currently serves on  the
Board of Directors  of  Orion  Network  Systems,
Inc.  and  Preferred Networks, Inc., as well  as
several privately-held  companies. Mr. Van Degna
was initially elected to  the Company's Board of
Directors   pursuant   to  the  terms   of   the
investment  in  the  Company  by  Fleet  Venture
Resources,   Inc.   and   affiliated    entities
described under the Principal Shareholders Table in Item 12 below.

COMPLIANCE  WITH  SECTION  16  OF THE SECURITIES
EXCHANGE ACT OF 1934

     Section  16(a)  of the Securities  Exchange
Act  of  1934 requires the  Company's  executive
officers,  Directors  and  other persons who own
more   than   ten   percent  of  the   Company's
securities (collectively,  "reporting  persons")
to  file  reports  of  their  ownership  of  and
changes    in   ownership   in   their   Company
shareholdings  with  both the SEC and The Nasdaq
Stock  Market and to furnish  the  Company  with
copies of  all  such  forms (known as Forms 3, 4
and 5) filed.  Based solely on its review of the
copies of such forms it  received and on written
representations received from  certain reporting
persons that they were not required  to  file  a
Form  5 report with respect to 1995, the Company
believes   that  with  respect  to  transactions
occurring in 1995, all Form 3, 4 and 5 filing requirements applicable to its reporting persons were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets  forth information
concerning the compensation and benefits paid by
the  Company  for  all services rendered  during
1995, 1994 and 1993  to five individuals:  David
K. Laniak, who is and was, at December 31, 1995,
serving   as  the  Company's   Chief   Executive
Officer, and Richard T. Aab, Arunas A. Chesonis,
Christopher  Bantoft,  and  Steve M. Dubnik, who
were, as of December 31, 1995,  the  other  four
most  highly  compensated  executive officers of
the Company whose 1995 salary and bonus exceeded
$100,000  in  amount  (individually,   a  "Named
Executive"    and   collectively,   the   "Named
Executives"):

                     SUMMARY COMPENSATION TABLE

                                                                              Long
                                                                              Term
                                                                             Compen-
                                                                             sation

                                            ANNUAL COMPENSATION

                                                                             Awards

                                                                 OTHER
         Name                                                   ANNUAL     SECURITIES     ALL OTHER
          and                                                   COMPEN-    UNDERLYING      COMPEN-
       Principal                                                SATION       OPTIONS       SATION
        POSITION         YEAR      SALARY ($)     BONUS ($)       ($)          (#)          ($)

   DAVID K. LANIAK,      1995        $70,384       $38,578      - 0- (2)    68,000(3)      $599(4)
 CHIEF EXECUTIVE OFFI-   1994          NA            NA            NA          NA            NA
        CER (1)          1993          NA            NA            NA          NA            NA

    RICHARD T. AAB,      1995       $284,615      $145,312      -- (2)      24,644(6)    $760,145(7)
 CHAIRMAN OF THE BOARD   1994       $315,962       $62,000      -- (2)         -0-        $6,985(8)
          (5)            1993       $304,241      $330,000      -- (2)         -0-        $9,305(8)
                                                     (9)

  ARUNAS A. CHESONIS,    1995       $191,124       $93,515      -- (2)     21,700(11)    $4,773(12)
     PRESIDENT AND       1994       $160,192       $32,000      -- (2)     50,000(13)    $5,073(12)
    CHIEF OPERATING      1993       $134,250       $44,000      -- (2)     30,000(14)    $4,283(12)
      OFFICER(10)


 CHRISTOPHER BANTOFT,    1995       $144,925       $77,500      -- (2)     10,200(16)    $14,492(17)
   MANAGING DIRECTOR     1994       $134,430       $20,400      -- (2)     50,000(18)    $9,017(19)
 ACC LONG DISTANCE UK    1993          NA            NA            NA          NA            NA
       LTD (15)

   STEVE M. DUBNIK,      1995       $156,382       $54,675       --(2)     11,200(21)    $34,003(22)
  PRESIDENT AND CEO,     1994        $65,054       $22,900       --(2)     50,000(23)    $14,245(24)
  ACC TELENTERPRISES     1993          NA            NA           NA           NA            NA
         LTD.
         (20)

______________________________

NA      Indicates   Not    Applicable,    because   the
particular Named Executive was not an executive officer of the Company during the year indicated.

(1)     The  Company   has   a   two-year   Employment
Agreement  with  Mr.  Laniak  that  runs  through
October  1997,  under  the terms of which he will
receive a base salary of  $300,000 per year, plus
a  bonus  determined under the  Company's  Annual
Incentive Plan,  plus other benefits given to the
Company's other executives.   This agreement also
provides   for   payment  of  his  then   current
compensation and benefits  for  the  remainder of
the  term  of  the agreement and vesting  of  all
outstanding stock  options  if, as a result of or
within one year following a change  in control of
the   Company,   Mr.   Laniak's   employment   is
terminated  without cause by the Company  or  the
acquiror or Mr. Laniak voluntarily terminates his
employment  as   a   result  of  certain  events,
including a significant change in the nature or scope of his duties, relocation outside of the Rochester, New York area or a reduction in his compensation or benefits. The severance payment to Mr. Laniak is conditioned on his agreement not to compete with the Company during and for one year following termination of his employment and to maintain confidentiality of trade secrets.

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

(3)     In connection with  his becoming the Company's
new Chief Executive Officer,  on October 5, 1995,
Mr.  Laniak was granted incentive  stock  options
("ISOs")   to   purchase  17,391  shares  of  the
Company's Class A  Common  Stock  at  an exercise
price  of  $17.25 per share, exercisable  over  a
ten-year term,  and  non-qualified  stock options
("NQSOs")  to purchase 50,609 shares of  Class  A
Common Stock  also at an exercise price of $17.25
per share and exercisable  over  a  term  of  ten
years  and  one  day,  all  under  the  Company's
Employee  Long  Term Incentive Plan ("LTI Plan").
The NQSOs granted  are  subject to the additional
vesting conditions that 50% of such options would
vest at such time as the  closing  price  for the
Company's Class A Common Stock closed at or above
$21.56 per share for 15 consecutive trading  days
(a  25% increase over their exercise price), with
the additional  50%  of  such  options to vest at
such time as the closing price for  the Company's
Class  A  Common Stock closed at or above  $25.88
per share for 15 consecutive trading days (a 50% increase over their exercise price).

(4) This amount represents additional group term life insurance premiums paid on Mr. Laniak's behalf during 1995.

(5)     Effective  October  6, 1995, Mr. Aab  resigned
his  position  as the Company's  Chief  Executive
Officer.  He remains  its  Chairman  of the Board
and  an  employee  of  the Company, however.   In
connection with this change,  the Company entered
into  both  a  Non-Competition  Agreement  and  a
Salary  Continuation  and  Deferred  Compensation
Agreement with Mr. Aab.  Under  the  terms of Mr.
Aab's  Non-Competition  Agreement,  he  will  not
compete  against  the  Company  for  three  years
following  any "event of termination" (as defined
in this Agreement)  as an employee of the Company
and as its Chairman of  the  Board,  for which he
received a lump-sum payment of $750,000  in 1995.
Under  the  terms of his Salary Continuation  and
Deferred Compensation  Agreement,  Mr.  Aab  will
receive  a  salary  of  $200,000 per year, plus a
bonus  determined  under  the   Company's  Annual
Incentive Plan, plus continuation  of his current
benefits  for as long as he remains the  Chairman
of the Board  and an employee of the Company.  At
such time as he  ever resigns or is terminated as
a  Company  employee  and  from  serving  as  the
Chairman of the  Board,  except in a circumstance
involving a "termination for cause" as defined in
this  Agreement,  he will receive  a  payment  of
$1,000,000,  payable   over  a  three  year  term
following  the  date  of  such   termination   or
resignation, with the payment of such amount accelerated and paid in full within 30 days following a change in control of the Company.
Mr. Aab would also receive such payment if, as a condition precedent to, as a result of or within one year following a change in control of the Company, he were terminated for cause.

(6) On January 3, 1995, Mr. Aab was granted ISOs to purchase 24,644 shares of the Company's Class
A Common Stock at an exercise price of $16.23 per share, exercisable over a five-year term, under the LTI Plan.

(7)     Of this total, $750,000  represents  the lump
sum  payment  made  to  Mr.  Aab  under  his Non-
Competition   Agreement  discussed  in  note  (5)
above,  $4,413  represents   the  Company's  1995
contribution  to  Mr.  Aab's  account  under  its
401(k)   Deferred  Compensation  and   Retirement
Savings  Plan   ("401(k)   Plan"),   and   $5,732
represents taxable group term and single policy life insurance premiums paid by the Company on Mr. Aab's behalf during 1995.

(8)     The  amounts  shown  represent  the  Company's
contributions under its 401(k) in the amount  of:
$ 4,601 for 1994; and $4,497 for 1993; as well as
taxable   group   term  and  single  policy  life
insurance premiums paid on Mr. Aab's behalf in the amount of: $2,384 in 1994; and $4,808 in 1993.

(9)     Of  this  total, $155,000 represents Mr. Aab's
bonus paid in 1994 for services rendered in 1993,
and $175,000 represents the one-time award he was
paid in 1993 in  connection  with the sale of the
Company's cellular operations.   In  early  1993,
the Executive Compensation Committee of the Board
of  Directors  determined  that  certain  Company
executives, including this Named Executive,  were
eligible  to  receive a special one-time award in
1993  contingent   upon   the   execution   of  a
definitive agreement to sell the cellular assets of the Company's Danbury Cellular Telephone Co.
subsidiary. This award was paid in lieu of any bonus for services rendered during 1992.

(10)    The   Company  has  entered  into  Employment
Continuation   Incentive   Agreements   with  Mr.
Chesonis, certain other executive officers of the
Company,   and   key   Company  personnel,  which
agreements provide that  if such employee is ever
terminated without cause or  as  the  result of a
change  in  control of the Company as defined  in
the  agreement,   then   the  employee  shall  be
entitled to receive his/her  then  current salary
and benefits and continued vesting of any options
previously  granted under the Company's  Employee
Long Term Incentive  Plan  for  up  to  one  year
following  such termination.  In addition, should
such employee  be  terminated without cause while
he/she is disabled,  or in the event the employee
dies  during  the  term  of  the  agreement,  any
unexercised stock options that he/she may hold on
the date of either such event shall automatically
become fully exercisable for  one  year following
such  date, subject to the original term  of  the
relevant  option grant(s).  These agreements also
provide for  each  employee's  agreement  not  to
compete  with  the  Company  so long as he/she is
receiving payments thereunder.   These agreements
are  for  an  indefinite  term  and   subject  to
termination twelve months following receipt of the Company's notice of its intent to terminate them.

(11)    On January 3, 1995, Mr. Chesonis  was granted
ISOs  to  purchase 21,700 shares of the Company's
Class A Common Stock at an exercise price of $14.75 per share, exercisable over a ten-year term, under the LTI Plan.

(12) The amounts shown represent the Company's contributions under its 401(k) Plan in the amount of: $4,410 for 1995; $4,806 for 1994; and $4,132 for 1993; as well as additional group term life insurance premiums paid on Mr. Chesonis's behalf in the amount of: $363 in 1995; $267 in 1994;
and $151 in 1993.

(13)    On February 8, 1994, Mr. Chesonis was granted
ISOs to purchase 50,000  shares  of the Company's
Class  A  Common  Stock at an exercise  price  of
$19.25  per share, exercisable  over  a  ten-year
term,  under   the  LTI  Plan.   This  award  was
cancelled and regranted on August 11, 1994 at an option exercise price of $14.25 per share.

(14) On September 7, 1993, Mr. Chesonis was granted ISOs to purchase 30,000 shares of the Company's Class A Common Stock at an exercise price of $15.00 per share, exercisable over a ten-year term, under the LTI Plan.

(15)    The Company  has an Employment Agreement with
Mr. Bantoft employing him as Managing Director of ACC Long Distance UK Ltd. under the terms of which he will receive a base salary of at least
<pound-sterling>85,000  per  year,  plus  a bonus
determined  under  the Company's Annual Incentive
Plan, plus other benefits given to the Company's other executives. This agreement also provides for payment of his then current compensation and benefits for a period of one year if, as a result of or within one year following a change in control of the Company, Mr. Bantoft's employment is terminated without cause by the Company or the acquiror or Mr. Bantoft voluntarily terminates his employment as a result of certain events, including a significant change in the nature or scope of his duties or a reduction in his compensation or benefits. The agreement also requires Mr. Bantoft to maintain confidentiality of the Company's trade secrets during its term and indefinitely following termination of his employment.

(16)    On January 3, 1995,  Mr. Bantoft was granted
ISOs to purchase 10,200 shares  of  the Company's
Class A Common Stock at an exercise price of $14.75 per share, exercisable over a ten-year term, under the LTI Plan.

(17) This amount represents U.K. pension payments made on Mr. Bantoft's behalf during 1995.

(18)    On January  4,  1994, Mr. Bantoft was granted
ISOs to purchase 10,000  shares  of the Company's
Class  A  Common  Stock at an exercise  price  of
$18.75 per share, on  August  11,  1994,  he  was
granted  ISOs  to  purchase  15,000 shares of the
Company's  Class A Common Stock  at  an  exercise
price of $14.25  per  share,  and on November 15,
1994,  he  was  granted  ISOs to purchase  25,000
shares of the Company's Class A Common Stock at an exercise price of $17.25 per share, each tranche exercisable over a ten-year term, under the LTI Plan.

(19) This amount represents U.K. pension payments made on Mr. Bantoft's behalf during 1994.

(20)    The  Company has an Employment Agreement with
Mr. Dubnik  under  the  terms  of  which  he will
receive  a  base salary of Cdn.$208,312 per year,
plus  a  bonus  determined  under  the  Company's
Annual Incentive  Plan, plus other benefits given
to the Company's other executives.  The agreement
also  provides  that   if   Mr.  Dubnik  is  ever
terminated without cause or as  the  result  of a
change  in  control  of the Company as defined in
the  agreement,  then  he  will  be  entitled  to
receive his/her then current  salary and benefits
for  one  year  following such termination.   The
agreement also provides  that Mr. Dubnik will not
solicit Company customers during and for one year
following the termination of his employment, that
he will not compete with the  Company  so long as
he is receiving payments thereunder, and  that he
will   maintain   the   confidentiality   of  the
Company's trade secrets during the term of the agreement and indefinitely following termination of his employment.

(21)    On January 3, 1995, Mr.  Dubnik  was granted
ISOs  to  purchase 11,200 shares of the Company's
Class A Common Stock at an exercise price of $14.75 per share, exercisable over a ten-year term, under the LTI Plan.

(22)    Of  this  total,  $447 represents  additional
group term life insurance  premiums  paid  on Mr.
Dubnik's  behalf, $3,556 represents the Company's
1995  contribution  to  his  Canadian  Registered
Retirement  Savings  Plan  account,  and  $30,000
represents moving expense reimbursements paid  to
Mr.  Dubnik   during  1995 in connection with his
relocation from the Washington, D.C. metropolitan area to Toronto, Canada.

(23)    On August 11, 1994,  Mr.  Dubnik  was granted
ISOs  to  purchase 50,000 shares of the Company's
Class A Common Stock at an exercise price of $14.25 per share, exercisable over a ten-year term, under the LTI Plan.

(24)    This   amount   represents   moving   expense
reimbursements paid to Mr. Dubnik  during 1994 in
connection   with   his   relocation   from   the
Washington, D.C. metropolitan area to Toronto, Canada.


COMPENSATION PURSUANT TO PLANS

     EMPLOYEE  LONG  TERM  INCENTIVE  PLAN.   The
Company has an Employee Long  Term Incentive Plan
(formerly  known  as  the Employee  Stock  Option
Plan)  (the   "LTI Plan"  or  "Plan"),  which  it
instituted in February,  1982,  to  provide long-
term incentive benefits to key Company  employees
as   determined  by  the  Executive  Compensation
Committee   of   the   Board  of  Directors  (the
"Committee").  This Plan  is  administered by the
Committee,  whose  duties include  selecting  the
employees who will receive  stock  option  grants
and/or  awards of stock incentive rights ("SIRs")
thereunder,  the number of SIRs to be awarded and
their  vesting  schedule,  and  the  numbers  and
exercise   prices   of  the  options  granted  to
optionees.    In  making   its   selections   and
determinations,  the  Committee  has  substantial
flexibility and makes its judgments based largely
on  the  functions  and  responsibilities of  the
particular  employee,  the  employee's  past  and
potential   contributions   to   the    Company's
profitability  and  growth, and the value of  the
employee's  service  to   the  Company.   Options
granted under this Plan are  either  intended  to
qualify  as  "incentive  stock  options" ("ISOs")
within the meaning of Section 422 of the Internal
Revenue  Code of 1986, as amended,  or  are  non-
qualified   stock   options  ("NQSOs").   Options
granted under this Plan represent rights to purchase shares of the Company's Class A Common
Stock within a fixed period of time and at a cash price per share ("exercise price") specified by the Committee on the date of grant. The exercise price cannot be less than the fair market value of a share of Class A Common Stock on the date of award. Payment of the exercise price may be made in cash or, with the Committee's approval, with shares of the Company's Class A Common Stock already owned by the optionee and valued at their fair market value as of the exercise date.
Options are exercisable during the period fixed by the Committee, except that no ISO may be exercised more than ten years from the date of grant, and no NQSO may be exercised more than ten years and one day from the date of the grant.

     Beginning in  July  1995,  the  Committee is
also authorized, in its discretion, to award SIRs
under  the  Plan.    SIRs  are  rights to receive
shares  of  the  Company's  Class A Common  Stock
without   any   cash  payment  to  the   Company,
conditioned only on continued employment with the
Company throughout  a specified  incentive period
of  at  least  three  years.    In  general,  the
recipient must remain employed by the Company for
the designated incentive period before  receiving
the  shares  subject  to  the  SIR award; earlier
termination of employment, except in the event of
death, permanent disability or normal retirement,
would result in the automatic cancellation  of an
SIR.    Should   an   SIR   holder   die,  become
permanently disabled or retire during an SIR incentive period, he/she, or his/her estate, as the case may be, would receive a pro-rated number of the shares underlying the SIR award based upon the ratio that the number of months since the SIR had been granted bore to the designated incentive period, less any shares already issued in the case of an SIR with a staggered vesting schedule.

     During  the  incentive  period,  should  the
Company declare any cash dividends on its Class A
Common  Stock, the holder  of  an  SIR  would  be
entitled   to   receive  from  the  Company  cash
"dividend equivalent"  payments equal to any such
cash  dividends  that  the   holder   would  have
received had he/she owned the shares of  Class  A
Common Stock underlying his/her SIR. However, the holder of an SIR would not have any other rights with respect to the shares underlying an SIR award, E.G., the right to vote or pledge such shares, until such shares were actually issued to the holder.

     An employee  can  be  awarded  both SIRs and
stock  options  in  any  combinations  that   the
Committee  may  determine.   In such an event, an
exercise of an option would not in any way affect or cancel any SIRs an employee may have received, nor would the earnout of shares under an SIR award in any way affect or cancel any options held by an employee.

     The   following   table   shows  information
concerning options granted under this Plan during 1995 to the five Named Executives:

                  OPTION GRANTS  IN  LAST  FISCAL YEAR






  INDIVIDUAL GRANTS
                NUMBER OF
                SECURITIES     % OF TOTAL
                UNDERLYING     OPTIONS                                          POTENTIAL REALIZABLE VALUE
                OPTIONS        GRANTED TO                                       AT ASSUMED ANNUAL RATES OF
                GRANTED        EMPLOYEES      EXERCISE                          STOCK PRICE APPRECIATION
                  #            IN FISCAL      PRICE             EXPIRATION      FOR OPTION TERM (1)
NAME                           YEAR           ($/SHARE)         DATE            0%           5%             10%
DAVID K.        68,000(2)       19.9            $17.25          10/6/05         $-0-        $737,693       $1,869,459
LANIAK

RICHARD T.      24,644(3)        7.2            $16.23          1/3/00          $-0-        $110,504         $244,186
AAB

ARUNAS A.       21,700(4)        6.3            $14.75          1/3/05          $-0-        $201,293         $510,117
CHESONIS

CHRISTOPHER     10,200(4)        3.0            $14.75          1/3/05          $-0-         $94,656         $239,802
BANTOFT

STEVE M.        11,200(4)        3.3            $14.75          1/3/05          $-0-        $103,936         $263,312
DUBNIK

_________________________________

(1) These calculations show the potential gain that would be realized if the options shown were not exercised until the end of their full five- or ten-year term, assuming the compound annual rate of appreciation of the exercise prices indicated (0%, 5%, and 10%) over the respective terms of the options shown, net of the exercise prices paid.

(2)     These options were granted on October 5, 1995.
Of this total, 17,391 are  ISOs  and  50,609  are
NQSOs.   The  ISOs  are  for a term of ten years,
one-third of which first exercisable on April 5, 1996, and an additional one-third of which become exercisable on the first and second anniversaries of the grant date. The NQSOs are for a term of ten years and one day, and are subject to the additional vesting conditions that 50% of such options will vest at such time as the closing price for the Company's Class A Common Stock is at or above $21.56 per share for 15 consecutive trading days (a 25% increase over their exercise price), with the additional 50% of such options to vest at such time as the closing price for the Company's Class A Common Stock is at or above
$25.88 per share for 15 consecutive trading  days
(a 50% increase over their exercise price).

(3) These ISOs were granted on January 3, 1995, for a term of five years, 25% of which first became exercisable on July 4, 1995, and an additional 25% of which become exercisable on the first, second and third anniversaries of the grant date.

(4) These ISOs were granted on January 3, 1995, for a term of ten years, 25% of which first became exercisable on July 4, 1995, and an additional 25% of which become exercisable on the first, second and third anniversaries of the grant date.


     The following table reflects information concerning option exercises under this Plan by the Named Executives during 1995, together with information concerning the number and value of all unexercised options held by each of the Named
Executives at year end 1995 under this Plan:

           AGGREGATED  OPTION  EXERCISES  IN LAST FISCAL YEAR
           AND FISCAL YEAR-END OPTION VALUES

                                    SHARES
                                   ACQUIRED                             NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                      ON                VALUE          UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                                   EXERCISE           REALIZED          OPTIONS AT FY-END (#)             FY-END ($) (1)
             NAME                     (#)               ($)           EXERCISABLE/UNEXERCISABLE      Exercisable/Unexercisable
        DAVID K. LANIAK               -0-               $-0-                 -0-/68,000                    $-0-/$395,080
        RICHARD T. AAB                -0-               $-0-                6,161/18,483                  $42,080/126,239
      ARUNAS A. CHESONIS              -0-               $-0-                70,925/68,775                $945,970/$567,770
      CHRISTOPHER BANTOFT             -0-               $-0-                15,050/45,150                $101,315/$303,946
        STEVE M. DUBNIK               -0-               $-0-                15,300/45,900                $133,393/$400,179

________________________________


(1) For each Named Executive, these values are calculated by subtracting the per share option exercise price for each block of options held on December 31, 1995 from the closing price of the Company's Class A Common Stock on that date
($23.06 on December 29, 1995), then multiplying that figure by the number of options in that block, then aggregating the resulting subtotals.

     As of December  31,  1995, 483,108 shares of
the Company's Class A Common Stock were available
for grants under this Plan.   As  of  that  date,
there were 1,070,919 options outstanding, with  a
weighted  average  exercise  price  of $14.04 per
share.   The  expiration  dates  of these  option
grants range from May 22, 1999 through October 6,
2005.   During  1995, no SIRs were awarded  under
the Plan.

     401(K) DEFERRED  COMPENSATION AND RETIREMENT
SAVINGS PLAN.  The Company  has a 401(k) Deferred
Compensation and Retirement Savings Plan in which
employees with a minimum of six months continuous
service     are    eligible    to    participate.
Contributions   to   a  participating  employee's
401(k) account are made  in  accordance  with the
regulations  set  forth under Section 401 of  the
Internal Revenue Code of 1986, as amended.  Under
this  Plan,  the  Company   may   make   matching
contributions  to  the account of a participating
employee up to an annual  maximum  of  50% of the
annual  salary  contributed in that year by  that
employee,  up  to  a   maximum   of  3%  of  that
employee's salary. The Company's contributions vest at the rate of 20% per year of credited service as defined in the plan and become fully vested after five years of credited service.

     EMPLOYEE  STOCK  PURCHASE PLAN.  The Company
has  an  Employee  Stock  Purchase  Plan  ("Stock
Purchase Plan"), in which all  employees who work
20  or  more  hours  per  week  are  eligible  to
participate.  Under this Plan, employees electing
to  participate  can, through payroll deductions,
purchase shares of  the  Company's Class A Common
Stock at 85% of market value on the date on which
the annual offering period under this Plan begins
or  on  the last business day  of  each  calendar
quarter  in   which   shares   are  automatically
purchased  for a participant during  an  offering
period, whichever  is lower.  Participants cannot
defer more than 15%  of  their base pay into this
Plan, nor purchase more than  $25,000 per year of
the Company's Class A Common Stock  through  this
Plan.   As of December 31, 1995, participants had
purchased a total of 36,316 shares through this Plan, at an average price during 1995 of $12.56 per share, leaving a total of 463,684 shares available for future purchases under the Plan.

     ANNUAL INCENTIVE PLAN.   The  Company has an
annual  incentive  plan, which it instituted   in
1995, pursuant to which  the  annual cash bonuses
paid to the Company's senior management  and  key
personnel  are  determined.   Under this plan, at
the  beginning  of a fiscal year,  the  Executive
Compensation Committee  of  the Board establishes
performance  targets  based  upon  the  Company's
revenues,  gross margin, operating  expenses  and
operating income  for  that  fiscal year.  At the
end  of  that  year,  the extent to  which  these
performance  targets  were   met   for  the  year
determines the bonuses, if any, to be paid for that year.

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

     The  Company also has a legal,  medical  and
financial planning  reimbursement  plan  for  its
senior  executives  pursuant  to  which  it  will
reimburse each of them generally up to $4,000 per
year  (up  to  $12,000  per year for Mr. Aab) for
legal,   accounting,   financial   planning   and
uninsured  medical  expenses   incurred   by  the
executive.

COMPENSATION OF DIRECTORS

     Directors who are not also employees of the Company are paid an annual retainer of $6,000, plus a fee of $500 for each Board meeting attended. Additionally, outside Directors who serve on committees of the Board receive $300 per committee meeting attended.

     On  January  19,  1996, subject to obtaining
shareholder  approval  at   their   1996   Annual
Meeting, the Company's Board of Directors adopted
a Non-Employee Directors' Stock Option Plan  (the
"Directors   Stock  Option  Plan"),  and  Messrs.
Bennett,  Estey,   Tessoni  and  Van  Degna  each
received vested options  to purchase 5,000 shares
of Class A Common Stock at  an  exercise price of
$23.00 per share pursuant to this  Plan.  Subject
to  obtaining  shareholder approval at  the  1996
Annual Meeting,  this  plan  provides  for annual
grants of non-qualified stock options to purchase
5,000  shares  of  Class  A  Common  Stock at  an
exercise  price equal to 100% of the fair  market
value of the  stock  on  the date of grant, which
options vest at the first anniversary of the date
of  grant.   The maximum number  of  shares  with
respect to which options may be granted under this Plan is 250,000, subject to adjustment for stock splits, stock dividends and the like.

ITEM 12.  SECURITY     OWNERSHIP    OF    CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

SECURITIES OWNED BY COMPANY MANAGEMENT

     The following table  sets forth, as of March
1, 1996, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by each Director of the Company, by each of the four Named Executives (in addition to Mr. Laniak) named in the compensation tables that appear in
Item 11 above and by all Directors and executive officers of the Company as a group. The Company believes that each individual in this group has sole investment and voting power with respect to his or her shares subject to community property laws where applicable and except as otherwise noted:

Name of Nominee for Director            Shares Beneficially Owned
OR EXECUTIVE OFFICER                    NUMBER      PERCENTAGE

Richard T. Aab                         927,554  (1)     11.5

Hugh F. Bennett                          3,000  (2)       *
Arunas A. Chesonis                      86,508  (3)      1.1
Willard Z. Estey                          -0-             *
David K. Laniak                         62,406  (4)       *
Daniel D. Tessoni                       22,500  (5)       *
Robert M. Van Degna                    725,000  (6)      8.3
Christopher Bantoft                     20,100  (7)       *
Steve M. Dubnik                         20,100  (8)       *

All Directors and Executive Officers
as a Group (14 persons, including
those named above)                   1,955,917 (1) (2)  21.7
                                               (3) (4)
                                               (5) (6)
                                               (7) (8)
                                                (9)
__________________________________

* Indicates less than 1% of the Company's issued and outstanding shares.

(1) This number includes 139,500 shares that are owned by Melrich Associates, L.P., a family partnership of which Mr. Aab is a general partner and therefore shares investment and voting power with respect to such shares, and options to purchase 12,322 that are currently exercisable by Mr. Aab. Does not include 29,722 shares issuable upon the exercise of options that are not deemed to be presently exercisable.

(2)     Mr. Bennett shares investment and voting power
with  his  wife  with  respect  to 1,500 of these
shares.  Does not include an option  to  purchase
5,000   shares   granted   to   him,  subject  to
shareholder   approval,  under  the  Non-Employee
Directors' Stock Option Plan.

(3)     Includes 488  shares  owned  by Mr. Chesonis's
spouse,  options to purchase 76,350  shares  that
are currently  exercisable  by  Mr. Chesonis, and
options  to  purchase  6,950  shares   that   are
currently  exercisable  by Mr. Chesonis's spouse.
Does not include 80,850 shares issuable upon the exercise of options that are not deemed to be presently exercisable by Mr. Chesonis nor 3,050 shares issuable upon the exercise of options that are not deemed to be presently exercisable by Mr.
Chesonis's spouse.

(4)     Includes  options  to purchase  56,406  shares
that are currently or will  become exercisable by
Mr.  Laniak within the next 60  days.   Does  not
include 37,694 shares issuable upon the exercise of options that are not deemed to be presently exercisable.

(5)     Mr. Tessoni and his wife  share investment and
voting power with respect to all  shares which he
beneficially owns.  Does not include an option to
purchase 5,000 shares granted to him,  subject to
shareholder   approval,  under  the  Non-Employee
Directors' Stock Option Plan.

(6)     Includes (i)  456,750 shares of Class A Common
Stock  beneficially   owned   by   Fleet  Venture
Resources, Inc. (''Fleet Venture Resources''), of
which  393,750  shares  are  issuable  upon   the
conversion of Series A Preferred Stock and 63,000
shares   are   issuable   upon  the  exercise  of
warrants; (ii) 195,750 shares  of  Class A Common
Stock beneficially owned by Fleet Equity Partners
VI,  L.P. (''Fleet Equity Partners''),  of  which
168,750  shares  are issuable upon the conversion
of Series A Preferred Stock and 27,000 shares are
issuable upon the exercise of warrants; and (iii)
72,500   shares   of   Class   A   Common   Stock
beneficially owned by Chisholm  Partners II, L.P.
(''Chisholm''),   of  which  62,500  shares   are
issuable  upon  the  conversion   of   Series   A
Preferred  Stock  and  10,000 shares are issuable
upon the exercise of warrants.  As  of  March  1,
1996,  the  conversion  price  for  the  Series A
Preferred  Stock  and the exercise price of  such
warrants was $16.00 per share. Does not include a
total of 625,000 shares  of  Class A Common Stock
issuable to Fleet Venture Resources, Fleet Equity
Partners  and  Chisholm  upon  the   exercise  of
warrants, which warrants would become exercisable upon an optional redemption of the Series A
Preferred Stock by the Company. Mr. Van Degna is the Chairman and Chief Executive Officer of Fleet
Venture  Resources  and  the  Chairman and  Chief
Executive Officer or President of each general partner of Fleet Equity Partners and Chisholm.
Mr. Van Degna disclaims beneficial ownership of the shares held by these entities, except for his limited partnership interest in Fleet Equity
Partners and in the general partner of Chisholm.

(7) Includes options to purchase 20,100 shares that are currently exercisable by Mr. Bantoft.
Does not include 49,900 shares issuable upon the exercise of options that are not deemed to be presently exercisable, nor 10,000 SIRs granted on February 5, 1996.

(8) Includes options to purchase 18,100 shares that are currently exercisable by Mr. Dubnik.
Does not include 53,700 shares issuable upon the exercise of options that are not deemed to be presently exercisable.

(9)     Includes options to purchase a total of 39,400
shares  that  are  or will become exercisable  by
four  executive  officers   of  the  Company,  in
addition to those named above, within the next 60 days. Does not include a total of 162,575 shares issuable upon the exercise of options that are not deemed to be presently exercisable by five executive officers of the Company, in addition to those named above.



PRINCIPAL HOLDERS OF COMMON STOCK

     The following table reflects the security ownership of those persons who are known to the Company to have been the beneficial owners of more than 5% (401,970 shares) of the Company's outstanding Class A Common Stock as of March 1,
1996:

NAME AND ADDRESS         AMOUNT   AND  NATURE OF          PERCENT
OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP             OF CLASS

Richard T. Aab                       927,554 (1)            11.5
400 West Avenue
Rochester, New York 14611

Robert M. Van Degna                  725,000 (2)             8.3
c/o Fleet Venture Resources, Inc.
111 Westminster Street
Providence, Rhode Island 02903

Fleet Venture Resources, Inc.        456,750  (3)            5.4
111 Westminster Street
Providence, Rhode Island 02903

Montgomery  Asset  Management,  L.P.  445,760 (4)            5.5
600 Montgomery Street
San Francisco, California 94111


(1) This number includes 139,500 shares that are owned by Melrich Associates, L.P., a family partnership of which Mr. Aab is a general partner and therefore shares investment and voting power with respect to such shares, and options to purchase 12,322 that are currently exercisable by Mr. Aab. Does not include 29,722 shares issuable upon the exercise of options that are not deemed to be presently exercisable.

(2)  Includes  (i)  456,750  shares  of  Class  A
Common  Stock beneficially owned by Fleet Venture
Resources,  Inc.  ("Fleet Venture Resources"), of
which  393,750  shares   are  issuable  upon  the
conversion of Series A Preferred Stock and 63,000
shares   are  issuable  upon  the   exercise   of
warrants;  (ii)  195,750 shares of Class A Common
Stock beneficially owned by Fleet Equity Partners
VI,  L.P.  ("Fleet Equity  Partners"),  of  which
168,750 shares  are  issuable upon the conversion
of Series A Preferred Stock and 27,000 shares are
issuable upon the exercise of warrants; and (iii)
72,500   shares   of   Class   A   Common   Stock
beneficially owned by Chisholm  Partners II, L.P.
(''Chisholm''),   of  which  62,500  shares   are
issuable  upon  the  conversion   of   Series   A
Preferred  Stock  and  10,000 shares are issuable
upon the exercise of warrants.  As  of  March  1,
1996,  the  conversion  price  for  the  Series A
Preferred  Stock  and the exercise price of  such
warrants was $16.00 per share. Does not include a
total of 625,000 shares  of  Class A Common Stock
issuable to Fleet Venture Resources, Fleet Equity
Partners  and  Chisholm  upon  the   exercise  of
warrants, which warrants would become exercisable upon an optional redemption of the Series A
Preferred Stock by the Company. Mr. Van Degna is the Chairman and Chief Executive Officer of Fleet
Venture  Resources  and  the  Chairman and  Chief
Executive Officer or President of each general partner of Fleet Equity Partners and Chisholm.
Mr. Van Degna disclaims beneficial ownership of the shares held by these entities, except for his limited partnership interest in Fleet Equity
Partners and in the general partner of Chisholm.

(3) Does not include shares beneficially owned by Fleet Equity Partners or Chisholm (see note
(2) above).

(4)     These shares are held for investment  purposes
by   Montgomery   Asset   Management,   L.P.,   a
registered  Investment  Advisor, as reported in a
Schedule  13G  that was filed  with  the  SEC  in
January 1996, a copy of which was received by the Company.

ITEM 13.  CERTAIN   RELATIONSHIPS   AND   RELATED
TRANSACTIONS.

     To accommodate its need for increased space,
in  June  1994,  the  Company moved its principal
executive  offices  to  an   industrial   complex
located at 400 West Avenue, Rochester, New York, which is owned by a real estate partnership in which Richard T. Aab, the Company's Chairman and former Chief Executive Officer, is a general partner. For 1995, the Company paid a total of approximately $600,000 in rent and maintenance fees for this space to this partnership.

     During 1994  and  early  1995,  the  Company
initiated      efforts      to     obtain     new
telecommunications software programs  from  AMBIX
Systems  Corp.  ("AMBIX"), a software development
company.  The Company's Chairman of the Board and
then Chief Executive Officer, Richard T. Aab, was
a controlling shareholder  of  AMBIX  during such
period.   In  May  of 1995, anticipating material
agreements with AMBIX and desiring to eliminate a
conflict of interest situation, all of the common
shares owned by Mr.  Aab  in AMBIX were placed in
escrow under the direction of a Special Committee
of  the  Company's  Board of Directors  with  the
option of the Special  Committee to authorize the
Company to accept the transfer  and  delivery  of
the   shares  in  exchange  for  the  release  or
indemnification   of  Mr.  Aab  of  his  personal
guarantee of certain  obligations of AMBIX to its
lender and the substitution of the Company as the
guarantor  of  such  obligations.    The  Special
Committee,   its  outside  consultants  and   the
Company's management then proceeded to review and evaluate the software technology and the terms and conditions of proposed transactions with AMBIX.

     On   February  21,  1996,  pursuant  to  the
approval of   the  Special  Committee, a software
license agreement was entered into by and between
the Company and AMBIX Acquisition Corp., which is
the  purchaser  of AMBIX's intellectual  property
and other assets  and  is  an affiliate of AMBIX.
Immediately prior thereto, the  shares  of  AMBIX
held  in  escrow  were  returned to AMBIX and the
related    party   nature   of   the    Company's
relationship with AMBIX was thereby extinguished.
In connection with the return of Mr. Aab's shares
to AMBIX, the Company paid approximately $200,000
to AMBIX's lender  to  release Mr. Aab's personal
guarantee of certain obligations  of AMBIX to its
lender.   Such  benefit to Mr. Aab was  the  only
consideration he  received  from  the Company for
the return of his shares to AMBIX,  and,  to  the
Company's  knowledge, Mr. Aab did not receive any
additional  consideration   from  AMBIX  for  the
return of his shares nor did he receive any cash distributions from AMBIX during his ownership of such shares.

     For  an  aggregate  consideration   of  $1.8
million (including the payment by the Company  of
certain  obligations of AMBIX to its lender) paid
to  or  for   the   benefit  of  AMBIX  or  AMBIX
Acquisition  Corp., the  Company  in  return  has
received  a perpetual  right  to  use  the  newly
developed telecommunications  software  programs.
In making a business judgment as to the amount of
such   consideration,   the   Special   Committee
considered  a number of factors including,  among
other matters,  the  opinion  of  its independent
software   consultants   with   respect  to   the
estimated cost of developing the  major  software
program    covered    by    the    license,   the
recommendations of management of the Company who were experienced with oversight responsibilities for the development of software programs, and the known benefit to the Company of the software programs as demonstrated by their preliminary testing and use by the Company. The Company does not know the full costs incurred by AMBIX in developing the software programs.

      The software  programs  and  the  Company's
license to use them are considered by the Company
to  be  material  and integral to its operations.
During 1995 the Company  paid AMBIX $1.2 million,
of which approximately $700,000,  relating to the
purchase  of certain hardware and acquisition  of
certain software  licenses,  was  capitalized and
recorded on the balance sheet as a  component  of
property,   plant  and  equipment,  and  $500,000
relating to software  development  was  expensed.
During 1994 the Company paid AMBIX $132,000,  all
of  which  related  to software development which
was expensed.  The Company  anticipates  that  it
will  attempt  to  negotiate  and  enter  into an
arrangement   with  AMBIX  Acquisition  Corp.  to
provide maintenance and support for the software programs. There can be no assurance that the Company will negotiate or enter into any such arrangements or regarding the terms thereof.

     On May 22, 1995, Mr. Aab, the Company's Chairman of the Board and then Chief Executive Officer, entered into a Participation Agreement with Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P. and Chisholm Partners II, L.P. (collectively, the "Fleet Investors") in connection with the purchase by the Fleet Investors of $10 million in aggregate principal amount of 12% convertible subordinated notes of the Company, which notes were subsequently converted into 10,000 shares of Series A Preferred Stock. The Participation Agreement requires Mr. Aab to notify the Fleet Investors and the Company of certain proposed transfers of his Class A Common Stock of the Company and, if any of the Fleet Investors elect to participate in the proposed transaction, Mr. Aab is required to obtain the agreement of the purchaser to acquire from any participating Fleet Investor, at the same price and on the same terms offered to Mr. Aab, a pro rata portion of the shares proposed to be purchased from Mr. Aab. The Participation Agreement does not apply to certain transfers of shares by Mr. Aab, including pursuant to a public offering registered under the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 144 adopted under the Act, certain charitable transfers and transfers resulting from any foreclosure upon shares which have been pledged, and the transfer restrictions are extinguished if Mr. Aab ceases to be a director or employee of the Company or if the Series A Preferred Stock and certain warrants issued to the Fleet Investors are no longer outstanding.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.

     (a)  FINANCIAL STATEMENTS AND EXHIBITS.

          (1)  FINANCIAL  STATEMENTS.   (a)   The
following Financial Statements of the Company and the accountant's report thereon are included in
Part II of this Report above:

     Consolidated Financial Statements:

     Consolidated Balance  Sheets,  December  31,
1995 and 1994

     Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

     Consolidated   Statements   of  Changes   in
Shareholders' Equity for the years ended December
31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants


     (b)  Financial   Statements  for  ACC  Corp.
Employee Stock Purchase  Plan for Plan year ended
December 31, 1995:

     Report of Independent Public Accountants

     Statement of Financial Condition

     Statement of Changes in Participants' Equity

     Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  the  Plan  Administrator  of  the  ACC  Corp.
Employee Stock Purchase Plan:

     We have audited  the accompanying statements
of financial condition  of the ACC Corp. Employee
Stock Purchase Plan (the  "Plan")  as of December
31, 1995 and 1994, and the related statements  of
changes  in  participants'  equity  for  the year
ended  December 31, 1995 and for the period  from
adoption (February 8, 1994) to December 31, 1994.
These financial statements are the responsibility
of the Plan's  management.  Our responsibility is
to  express  an  opinion   on   these   financial
statements based on our audits.

     We  conducted our audits in accordance  with
generally  accepted  auditing  standards.   Those
standards  require  that  we plan and perform the
audit  to  obtain  reasonable   assurance   about
whether  the  financial  statements  are  free of
material   misstatement.    An   audit   includes
examining,  on  a test basis, evidence supporting
the  amounts  and disclosures  in  the  financial
statements.  An audit also includes assessing the
accounting  principles   used   and   significant
estimates   made   by   management,  as  well  as
evaluating   the   overall  financial   statement
presentation. We believe that our audits provide a reasonable basis for our opinion.

     In  our opinion,  the  financial  statements
referred to above present fairly, in all material
respects,  the financial condition of the Plan as
of December 31, 1995 and 1994, and the results of
its changes  in participants' equity for the year
ended December  31,  1995 and for the period from
adoption  (February  8,  1994)  to  December  31,
1995,  in  conformity  with   generally  accepted
accounting principles.

/s/  Arthur Andersen LLP
Rochester, New York
    February 23, 1996

                    ACC Corp.
          Employee Stock Purchase Plan
        Statements of Financial Condition
           December 31, 1995 and 1994


ASSETS:                                      1995   1994

     Receivable from ACC Corp.               $683   $557

TOTAL ASSETS                                 $683   $557


LIABILITIES AND PARTICIPANTS' EQUITY:
     Participants' equity                    $683   $557

TOTAL LIABILITIES AND PARTICIPANTS' EQUITY   $683   $557


The accompanying notes to financial statements are an integral part of these statements.

                    ACC Corp.
          Employee Stock Purchase Plan
  Statements of Changes in Participants' Equity
    For the Year Ended December 31, 1995 and
 For the Period from Adoption (February 8, 1994)
              to December 31, 1994

                                     1995           1994
ADDITIONS:
Employee contributions               $331,256       $155,651

DEDUCTIONS:

Stock purchased                      296,023         151,600
Employee withdrawals                  35,107           3,494

     Total deductions                331,130         155,094

NET INCREASE IN PARTICIPANTS' EQUITY     126             557
PARTICIPANTS' EQUITY, BEGINNING
OF PERIOD                                557            -

PARTICIPANTS' EQUITY, END OF PERIOD      $683           $557

The accompanying notes to financial statements are an integral part of these statements.

                    ACC Corp.
          Employee Stock Purchase Plan
          Notes to Financial Statements



1.   PLAN DESCRIPTION:

     The ACC Corp. Employee  Stock  Purchase Plan
(the   "Plan")  was  adopted  by  the  Board   of
Directors on February 8, 1994 and was ratified by
the shareholders  on October 13, 1994.  The first
offering period began July 1, 1994.  Officers did
not participate until  the  ratification  by  the
shareholders  occurred.  The Plan was established
to provide employees  with  increased  employment
and  performance  incentives  and to enhance  ACC
Corp.'s (the "Company") efforts  to  attract  and
retain  employees  of  outstanding  ability.  The
Plan permits eligible Company employees  to  make
periodic  purchases  of  shares  of the Company's
Class A  Common Stock through payroll  deductions
at  prices  below  then-prevailing market prices.
As of December 31, 1995,  500,000  shares  of the
Company's  Class  A  Common  Stock  (which may be
treasury shares, authorized and unissued  shares,
or   a   combination  thereof  at  the  Company's
discretion)  are  reserved for issuance under the
Plan.  The Plan is  administered by the Executive
Compensation Committee  of the Board of Directors
of  ACC  Corp. (the "Committee").   None  of  the
members  of   the   Committee   is   eligible  to
participate in the Plan. Reference should be made to the Plan for more complete information.

     Any employee of the  Company  or  any of its
subsidiaries  who  is employed at least 20  hours
per week is eligible  to participate in the Plan.
Participants may enroll  in  the Plan prior to an
offering   commencement   date.   Employees   may
authorize payroll deductions of up to 15% of their then-current straight-time earnings during the term of an offering, which will be applied to the purchase of shares under the Plan. These payroll deductions will begin on that offering commencement date and will end on the last purchase date applicable to any offering in which he/she holds any options to purchase shares of the Company's Class A Common Stock, or if sooner, on the effective date of his/her termination of participation in the Plan. Newly hired employees hired subsequent to an offering commencement date may begin participation in the Plan at the beginning of the next calendar quarter following their date of hire.

     Payroll  deductions  will  be  held  by  the
Company  as  part  of  its  general funds for the
credit of the participants and  will  not  accrue
interest  pending the periodic purchase of shares
under the Plan.  On the last business day of each
calendar quarter  during the term of an offering,
a participant will  automatically  be  deemed  to
have  exercised  his/her  options to purchase, at
the applicable purchase price, the maximum number
of  full shares that can be  purchased  with  the
amounts   deducted  from  the  participant's  pay
during that  quarter,  together  with  any excess
funds  from  preceding  quarters.    The purchase
price at which shares may be purchased under the Plan is 85% of the closing price of the Company's
Class A Common Stock in Nasdaq trading on  either
a) the offering commencement date (or, in the case of interim participation by newly hired employees, the date on which they are permitted to begin participation in that offering) or b) the date on which shares are purchased through the automatic exercise of an option to purchase shares under the Plan, whichever is lower. The maximum number of shares that a participant will be permitted to purchase in any single offering is subject to certain limitations, as set forth in the plan document.

     A participant may, at any time and  for  any
reason,  withdraw  from  further participation in
any offering or from the Plan  by  giving written
notice.  In such event, the participant's payroll
deductions  which have been credited  to  his/her
plan account and not already expended to purchase
shares under  the  Plan  will be refunded without
interest.  No further payroll  deductions will be
made  from his/her pay during the  term  of  that
offering.   No  withdrawing  participant  will be
permitted to re-commence his/her participation in
an     offering,    however,    termination    of
participation  in an offering or in the Plan will
not have any effect  upon  subsequent eligibility
to  participate  in  the Plan.   A  participant's
retirement,   death  or  other   termination   of
employment  will   be   treated  as  a  permanent
withdrawal from participation. In the event of a participant's death, his/her estate or designated beneficiary shall have the right to elect, no later than 60 days following his/her date of death, to receive either the accumulated payroll deductions in the deceased participant's plan account or to exercise, on the next subsequent purchase date, the deceased participant's options to purchase the number of full shares of Class A
Common Stock that can be purchased with the balance in the decedent's plan account as of his/her date of death, together with the return of any excess cash, without interest.

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

4.   STOCK PURCHASES:

     Stock purchases by offering period are as follows:

                                         Purchase price   Number of
Offering Period     Valuation Date       per share        shares purchased

July 1, 1994 -      July 1, 1994          $13.625         8,681
December 31, 1994   December 31,1994*     $14.750         4,073
January 1, 1995 -   December  31, 1994     $14.75         17,935
 December 31, 1995  March  31,  1995*      $16.75         70
                    June 30, 1995*         $14.75         67
                    September 30, 1995*    $16.50         51

July 1, 1995 -      June 30, 1995          $14.75         5,164
December 31, 1995  September30, 1995*      $16.50         275

*For those employees who began participation during the offering period.

     The valuation date is the date during the offering period, as defined, on which the stock price was the lowest, therefore becoming the base for the calculation of shares to be purchased.

          (2)  FINANCIAL   STATEMENT   SCHEDULES.
The following Financial Statement Schedules and the accountant's report thereon are included herewith as follows:

          Report     of     Independent    Public
Accountants

     II   Consolidated Valuation  and  Qualifying
Accounts for the years ended December 31, 1995, 1994 and 1993

All other schedules  are  not  submitted  because
they  are not applicable, not required or because
the  required  information  is  included  in  the
consolidated   financial   statements   or  notes
thereto.

          (3)  EXHIBITS.       The      following
constitutes the list of exhibits required to be filed as a part of this Report pursuant to Item
601 of Regulation S-K:

                          LIST OF EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION                        LOCATION
3-1       First Restated Certificate of Incorporation of        Incorporated by Reference to
          ACC Corp.                                             Exhibit 3  to the Company's
                                                                Quarterly Report on Form 10-Q
                                                                for its Quarter Ended
                                                                September 30, 1995

3-2       Certificate of Designations of 10,000 Shares          Incorporated by Reference to
          of Series A Preferred Stock, par value $1.00          Exhibit 4-1 to the Company's
          per  share, of ACC Corp.                              Quarterly Report on Form 10-Q
                                                                for its Quarter Ended
                                                                September 30, 1995
                                                                ("September 30, 1995 10-Q")

3-3       Bylaws of ACC Corp., as amended through               Incorporated by Reference to
          December 13, 1995                                     Exhibit 3-1 to the Company's
                                                                Current Report on Form 8-K
                                                                filed on February 22, 1996
                                                                ("February 22, 1996 8-K")

4-1       Form of ACC Corp. Class A Common Stock                Incorporated by Reference to
          Certificate                                           Exhibit 4-1 to the Company's
                                                                Registration Statement on Form
                                                                S-2, No. 33-41588 declared
                                                                effective August 21, 1991

4-2       Form of Class A Common Stock  Purchase                Incorporated by Reference to
          Warrant issued to Columbia Capital Corp.,             Exhibit 4-2 to the Company's
          Dated as of July 21, 1995                             September 30, 1995 10-Q

4-3       Form of Warrant to purchase 7,500 Shares of           Incorporated by Reference to
          Class A Common Stock dated October 30, 1995           Exhibit 99.4 to the Company's
                                                                February 22, 1996 8-K


10-1*     Form of Employment Continuation                       Incorporated by Reference to
          Incentive Agreement between ACC                       Exhibit 99.3 to the Company's
          Corp. and certain of its Key Employees                February 22, 1996 8-K

10-2*     ACC Corp. Employee Long Term Incentive                Incorporated by Reference to
          Plan, as amended through February 5, 1996             Exhibit 4-1 to the Company's
                                                                Registration Statement on
                                                                Form S-8, No. 333-01219, effective
                                                                February 26, 1996

10-3      Form of ACC Corp. Indemnification                     Incorporated by Reference to
          Agreement with its Directors and                      Exhibit 10-29 to the Company's
          certain of its Executive Officers                     Report on Form 10-K for its year
                                                                ended December 31, 1987

10-4*     ACC Corp. Employee Stock Purchase                     Incorporated by Reference to
          Plan                                                  Exhibit 4-4 to the Company
                                                                Registration Statement on Form
                                                                S-8, No. 33-75558, effective
                                                                February 22, 1994

10-5*     Employment Agreement between ACC Corp.                Incorporated by Reference to
          and David K. Laniak, dated October 6, 1995            Exhibit 10-2 to the Company's
                                                                September 30, 1995 10-Q

10-6*     Salary Continuation and Deferred Compensation         Incorporated by Reference to
          Agreement between ACC Corp. and Richard T.            Exhibit 10-3 to the Company's
          Aab, dated October 6, 1995                            September 30, 1995 10-Q

10-7*     Non-Competition Agreement between ACC Corp.           Incorporated by Reference to
          and Richard T. Aab, dated October 6, 1995             Exhibit 10-4 to the Company's
                                                                September 30, 1995 10-Q

10-8*     Release and Settlement Agreement between              Incorporated by Reference to
          the Company and Francis Coleman, dated                Exhibit 99.2 to the Company's
          December 29, 1995                                     February 22, 1996 8-K

10-9      Software License Agreement dated                      Incorporated by Reference to
          March 30, 1995 by and between                         Exhibit 99.5 to the Company's
          AMBIX Systems Corp. and the Company                   February 22, 1996 8-K

10-10     Software License Agreement dated                      Incorporated by Reference to
          February 21, 1996 between                             Exhibit 99.6 to the Company's
          AMBIX Acquisition Corp.and the Company                February 22, 1996 8-K


10-11     Bill of Sale from AMBIX Systems Corp. to              Incorporated by Reference to
          the Company dated February 6, 1996                    Exhibit 99.7 to the Company's
                                                                February 22, 1996 8-K

10-12     Letter Agreement dated April 27, 1995                 Incorporated by Reference to
          between the Special Committee of the                  Exhibit 99.8 to the Company's
          Board of Directors of the Company                     February 22, 1996 8-K
          and Richard T. Aab

10-13     Lease  dated  January  25, 1994 between the           Incorporated by Reference to
          Hague Corporation and the Company,                    Exhibit 99.9 to the Company's
          as  modified  by  a  Lease Modification               February 22, 1996 8-K
          Agreement No. 1 dated May 31, 1994
          and a Lease Modification Agreement
          No. 2 dated May 31, 1994, relating to
          the Company's leased premises located
          at 400 West Avenue, Rochester, New York

10-14     Amended  and  Restated Lease  Agreement               Incorporated by Reference to
          dated March 1,  1994  between  ACC Long               Exhibit 99.10 to the Company's
          Distance Inc./Interurbains ACC Inc. and               February 22, 1996 8-K
          Coopers   &  Lybrand  relating  to  the
          leased premises located  at 5343 Dundas Street
                West,     Etobicoke, Ontario, Canada

10-15     Underlease Agreement dated December 23,               Incorporated by Reference to
          1993  between  ACC  Long Distance UK Limited,         Exhibit 99.11 to the Company's
          IBM  United  Kingdom  Limited,  and the Company       February 22, 1996 8-K
          relating to the
          leased premises located on the tenth  floor
          at The Chiswick Centre 414 Chiswick
          High Road, London, England

10-16     Underlease Agreement dated June 6, 1995 between       Incorporated by Reference to
          ACC   Long  Distance  UK  Limited,  IBM United        Exhibit 99.12 to the Company's
          Kingdom   Limited,   and   the  Company relating to   February 22, 1996 8-K
          the  leased  premises
          located  on  the first floor at The  Chiswick
          Centre 414 Chiswick High  Road,London, England


10-17     Supplemental Lease Agreement dated June 3, 1994       Incorporated by Reference to
          between  ACC  Long Distance UK Limited,IBM            Exhibit 99.13 to the Company's
          United Kingdom Limited, and the Company               February 22, 1996 8-K
          relating to the leased premises located
          on the ninth  floor at The Chiswick Centre 414
          Chiswick High Road, London, England

10-18     Credit Agreement,  dated as of July 21,1995,          Incorporated by Reference to
          by  and  among  ACC  Corp.  and certain Subsidiaries  Exhibit 10-1 to the Company's
          as  Borrowers,  ACC Corp. as Guarantor, and           September 30, 1995 10-Q
          First  Union  National
          Bank  of  North Carolina, as  Managing  Agent
          and Administrative Agent, and Shawmut Bank
          Connecticut, N.A., as Managing Agent

10-19     Contingent  Interest  Agreement dated July 21, 1995   Incorporated by Reference to
          in favor of First Union National Bank of North        Exhibit 99.14 to the Company's
          Carolina and Shawmut Bank of Connecticut, N.A.        February 22, 1996 8-K

10-20     Leasehold  Mortgage dated July 21, 1995               Incorporated by Reference to
          between the  Company  and  First  Union National      Exhibit 99.15 to the Company's
          Bank  of North Carolina relating to the leased        February 22, 1996 8-K
          premises located at 400 West Avenue,
          Rochester, New York

10-21     Leasehold  Mortgage dated July 21, 1995               Incorporated by Reference to
          between the  Company  and  First  Union National      Exhibit 99.16 to the Company's
          Bank  of North Carolina relating to the leased        February 22, 1996 8-K
          premises  located  at  Suite 206, State Tower
          Building, 109 South Warren Street, Syracuse, New York

10-22     Leasehold Mortgage dated  July 21, 1995               Incorporated by Reference to
          between  the  Company  and First  Union National      Exhibit 99.17 to the Company's
          Bank  of North Carolina relating to the leased        February 22, 1996 8-K
          premises  located  at Suite 2200, Suite 204
          and Suite 205, State Tower Building, 109 South
          Warren Street,  Syracuse, New York

10-23     Mortgage  of  Leasehold Interest  dated July 21,      Incorporated by Reference to
          1995  between  the Company and ACC Long               Exhibit 99.18 to the Company's
          Distance  Inc./Interurbains   ACC  Inc. relating to   February 22, 1996 8-K
          the  leased  premises  located  at 5343 Dundas Street
          West, Etobicoke, Ontario, Canada

10-24     Pledge Agreement dated July 21, 1995 by               Incorporated by Reference to
          the  Company  in  favor  of First Union National      Exhibit 99.19 to the Company's
          Bank of North Carolina                                February 22, 1996 8-K

10-25     Pledge  Agreement  dated  July 21, 1995               Incorporated by Reference to
          by  ACC  National  Long Distance  Corp.               Exhibit 99.20 to the Company's
          in favor of First Union  National  Bank of            February 22, 1996 8-K
          North Carolina

10-26     Security  Agreement dated July 21, 1995               Incorporated by Reference to
          between the  Company,  certain Domestic               Exhibit 99.21 to the Company's
          Subsidiaries of the Company  and  First Union         February 22, 1996 8-K
          National Bank of North Carolina

10-27     Trademark Security Agreement dated                    Incorporated by Reference to
          July  21,  1995 between the Company and               Exhibit 99.22 to the Company's
          First  Union  National  Bank  of  North Carolina      February 22, 1996 8-K

10-28     License  Agreement  dated  July 1, 1993               Incorporated by Reference to
          between Hudson's Bay Company and                      Exhibit 99.23 to the Company's
          ACC Long Distance Inc.                                February 22, 1996 8-K

10-29*    Employment Agreement between                          Filed herewith; see Exhibit Index
          Christopher Bantoft and ACC Long Distance
          UK Ltd. dated November 16, 1993, as amended

10-30*    Employment Agreement between                          Filed herewith; see Exhibit Index
          Steve M. Dubnik and ACC TelEnterprises Ltd.
          dated August 4, 1994

10-31*    ACC Corp. Non-Employee Directors'                     Incorporated by Reference to
          Stock Option Plan                                     Exhibit 99.1 to the Company's
                                                                February 22, 1996 8-K

11        Statement re: Computation of Per                      See Note 1 to the Notes to
          share Earnings                                        the Consolidated Financial Statements filed
                                                                herewith

21        Subsidiaries of ACC Corp.                             Filed herewith; see Exhibit Index

23        Accountant's  Consent re: Incorporation               Filed herewith; see Exhibit Index
          by Reference

27        Financial Data Schedule                               Filed only with EDGAR filing,
                                                                  per Reg. S-K, Rule 601(c)(1)(v)

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to
Item  14(c) of this Report.

     (b)  REPORTS  ON  FORM 8-K.  On October  27, 1995, the Company filed a Report on Form 8-K (which was amended on December 8, 1995) to report, under the heading of Item 2, Acquisition or Disposition of Assets, on the August 14, 1995 acquisition by the Company's 70% owned Canadian subsidiary, ACC TelEnterprises Ltd., of four affiliated privately-held Canadian corporations operating under the business name of Metrowide
Communications.   No  financial  statements  were required to be filed with
this Report.

     (c)  EXHIBITS.  See Exhibit Index.

     (d)  FINANCIAL  STATEMENT  SCHEDULES.    Are attached,   along   with
the   report   of  the independent   public   accountants   thereon,
as follows:


REPORT    OF   INDEPENDENT   PUBLIC ACCOUNTANTS


To ACC Corp.:

     We have audited in accordance with generally
accepted   auditing   standards   the   financial
statements included in  this  Form 10-K, and have
issued our report thereon dated  February 6, 1996
(except with respect to the matters  discussed in
Notes  10  and  11.A,  as to which the dates  are
February   20,   1996  and  February   8,   1996,
respectively).   Our   audit  was  made  for  the
purpose of forming an opinion on those statements
taken as a whole.  The schedules  listed  in  the
accompanying  index are the responsibility of the
Company's  management   and   are  presented  for
purposes  of  complying with the  Securities  and
Exchange Commission's  rules  and are not part of
the basic financial statements.   These schedules
have  been  subjected to the auditing  procedures
applied  in the  audit  of  the  basic  financial
statements  and,  in our opinion, fairly state in
all  material  respects    the   financial   data
required to be set forth therein in relation to the basic financial statements taken as a whole.

                         /s/ Arthur Andersen LLP
                         Rochester, New York
                         March 29, 1996

                             SCHEDULE II

                      ACC CORP AND SUBSIDIARIES

           CONSOLIDATED  VALUATION AND QUALIFYING ACCOUNTS

          For the Years Ended  December 31, 1995, 1994, 1993
                                   (000's)


                                             Balance   Charged             Net       Balance
                                             at        to Costs  Charged   Accounts  at
                                             Beginning and       to Other  Written   End of
                                             OF PERIOD EXPENSES  ACCOUNTS  OFF       PERIOD
YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts                 $1,035  $3,284        -     ($2,234)  $ 2,085
Valuation allowance for
        deferred tax assets                     $7,454  $2,223    $1,261(1)    -      $10,938

YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful accounts                 $1,008  $2,345        -      ($2,318)  $ 1,035
Valuation allowance for deferred tax assets     $  603  $6,851        -       -        $ 7,454

YEAR ENDED DECEMBER 31, 1993
Allowance for doubtful accounts                   $774  $1,141        -      ($907)   $ 1,008
Valuation allowance for deferred tax assets      -       $ 603        -      -        $   603

________________________________
(1) Represents valuation allowance associated with loss carryforwards of Metrowide Communications which was purchased by ACC Canada on August 1, 1995.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACC CORP.

Dated:  March 29, 1996        By:/s/ David K. Laniak
                                   David K. Laniak,
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated.

Dated:  March 29, 1996        By:/s/ David K. Laniak
                                   David K. Laniak,
                                   Chief Executive Officer
                                        and a Director

Dated: March __, 1996         By:____________________________________
                                   Richard T. Aab,
                                   Chairman of the Board and a Director


Dated: March 29, 1996         By:/s/ Michael R. Daley
                                   Michael R. Daley,
                                   Executive Vice President and
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)


Dated: March 29, 1996         By: /s/ Hugh F. Bennett
                                   Hugh F. Bennett, Director


Dated: March 29, 1996         By: /s/ Arunas A. Chesonis
                                   Arunas A. Chesonis, President and
                                   Chief Operating Officer and a Director


Dated: March __, 1996         By:___________________________________
                                   Willard Z. Estey, Director



Dated: March 29, 1996         By: /s/ Daniel D. Tessoni
                                   Daniel D. Tessoni, Director

Dated: March 29, 1996         By: /s/ Robert M. Van Degna
                                   Robert M. Van Degna, Director



                         LIST OF EXHIBITS
EXHIBIT
NUMBER         DESCRIPTION                                      LOCATION
3-1       First  Restated  Certificate of Incorporation of      Incorporated by Reference to
          ACC Corp.                                             Exhibit 3  to the Company's
                                                                Quarterly Report on Form 10-Q
                                                                for its Quarter Ended September 30, 1995

3-2       Certificate of Designations of 10,000 Shares          Incorporated by Reference to
          of Series A Preferred Stock, par value $1.00          Exhibit 4-1 to the Company's
          per  share, of ACC Corp.                              Quarterly Report on Form 10-Q
                                                                for its Quarter Ended September 30, 1995
                                                                ("September 30, 1995 10-Q")


3-3       Bylaws of ACC Corp., as amended through               Incorporated by Reference to
          December 13, 1995                                     Exhibit 3-1 to the Company's
                                                                Current Report on Form 8-K
                                                                filed on February 22, 1996
                                                                ("February 22, 1996 8-K")

4-1       Form of ACC Corp.  Class A Common Stock               Incorporated by Reference to
          Certificate                                           Exhibit 4-1 to the Company's Registration
                                                                Statement on Form S-2, No. 33-41588
                                                                declared effective August 21, 1991

4-2       Form of Class A Common Stock  Purchase                Incorporated by Reference to
          Warrant issued to Columbia Capital Corp.,             Exhibit 4-2 to the Company's
          Dated as of July 21, 1995                             September 30, 1995 10-Q


4-3       Form of Warrant to purchase 7,500 Shares of           Incorporated by Reference to
          Class A Common Stock dated October 30, 1995           Exhibit 99.4 to the Company's
                                                                February 22, 1996 8-K


10-1      Form of Employment Continuation                       Incorporated by Reference to
          Incentive Agreement between ACC                       Exhibit 99.3 to the Company's
          Corp. and certain of its Key Employees                February 22, 1996 8-K

10-2      ACC Corp. Employee Long Term Incentive                Incorporated by Reference to
          Plan, as amended through February 5, 1996             Exhibit 4-1 to the Company's
                                                                Registration Statement on Form S-8,
                                                                No. 333-01219, effective February 26, 1996

10-3      Form of ACC Corp. Indemnification                     Incorporated by Reference to
          Agreement with its Directors and                      Exhibit 10-29 to the Company's
          certain of its Executive Officers                     Report on Form 10-K for its year
                                                                ended December 31, 1987

10-4      ACC Corp. Employee Stock Purchase                     Incorporated by Reference to
          Plan                                                  Exhibit 4-4 to the Company
                                                                Registration Statement on Form
                                                                S-8, No. 33-75558, effective
                                                                February 22, 1994

10-5      Employment Agreement between ACC Corp.                Incorporated by Reference to
          and David K. Laniak, dated October 6, 1995            Exhibit 10-2 to the Company's
                                                                September 30, 1995 10-Q

10-6      Salary Continuation and Deferred Compensation         Incorporated by Reference to
          Agreement between ACC Corp. and Richard T.            Exhibit 10-3 to the Company's
          Aab, dated October 6, 1995                            September 30, 1995 10-Q

10-7      Non-Competition Agreement between ACC Corp.           Incorporated by Reference to
          and Richard T. Aab, dated October 6, 1995             Exhibit 10-4 to the Company's
                                                                September 30, 1995 10-Q

10-8      Release and Settlement Agreement between              Incorporated by Reference to
          the Company and Francis Coleman, dated                Exhibit 99.2 to the Company's
          December 29, 1995                                     February 22, 1996 8-K

10-9      Software License Agreement dated                      Incorporated by Reference to
          March 30, 1995 by and between                         Exhibit 99.5 to the Company's
          AMBIX Systems Corp. and the Company                   February 22, 1996 8-K

10-10     Software License Agreement dated                      Incorporated by Reference to
          February 21, 1996 between                             Exhibit 99.6 to the Company's
          AMBIX Acquisition Corp. and the Company               February 22, 1996 8-K

10-11     Bill of Sale from AMBIX Systems Corp. to              Incorporated by Reference to
          the Company dated February 6, 1996                    Exhibit 99.7 to the Company's
                                                                February 22, 1996 8-K

10-12     Letter Agreement dated April 27, 1995                 Incorporated by Reference to
          between the Special Committee of the                  Exhibit 99.8 to the Company's
          Board of Directors of the Company                     February 22, 1996 8-K
          and Richard T. Aab

10-13     Lease  dated  January   25,  1994  between  the       Incorporated  by Reference to
          Hague Corporation and the Company,                    Exhibit 99.9 to the Company's
          as modified by a Lease Modification                   February 22, 1996 8-K
          Agreement No. 1 dated May 31, 1994
          and a Lease Modification Agreement
          No. 2 dated May 31, 1994, relating to
          the Company's leased premises located
          at 400 West Avenue, Rochester, New York

10-14     Amended and Restated Lease Agreement                  Incorporated by Reference to
          dated  March  1, 1994 between  ACC  Long              Exhibit  99.10  to  the Company's
          Distance Inc./Interurbains ACC Inc. and               February 22, 1996 8-K
          Coopers & Lybrand relating to the leased
          premises located at 5343 Dundas Street West,
          Etobicoke, Ontario, Canada

10-15     Underlease Agreement dated December 23,               Incorporated by Reference
          to 1993 between ACC  Long  Distance UK Limited,       Exhibit 99.11 to the
          Company's IBM United Kingdom Limited, and the Company February 22, 1996 8-K
          relating to the leased premises located on the
          tenth floor at The Chiswick Centre 414 Chiswick
          High Road, London, England

10-16     Underlease Agreement dated  June  6, 1995 between     Incorporated by Reference to
          ACC Long Distance UK Limited, IBM United              Exhibit  99.12  to  the Company's
          Kingdom Limited, and the Company relating to          February 22, 1996 8-K
          the leased premises located on the first floor at
          The Chiswick Centre 414 Chiswick High Road,
          London, England

10-17     Supplemental  Lease  Agreement dated June 3, 1994     Incorporated by Reference to
          between ACC Long Distance  UK  Limited,  IBM          Exhibit 99.13 to the Company's
          United Kingdom Limited, and the Company               February 22, 1996 8-K
          relating to the leased premises located on the
          ninth floor at The Chiswick Centre 414 Chiswick
          High Road, London, England

10-18     Credit  Agreement,  dated  as of July 21, 1995,       Incorporated  by Reference to
          by and among ACC Corp. and certain  Subsidiaries      Exhibit 10-1 to the Company's
          as Borrowers, ACC Corp. as Guarantor, and             September 30, 1995 10-Q
          First Union National Bank of North Carolina,
          as Managing Agent and Administrative Agent,
          and Shawmut Bank Connecticut, N.A., as
          Managing Agent

10-19     Contingent Interest Agreement dated July 21, 1995     Incorporated by Reference to
          in favor of First Union National Bank of North        Exhibit  99.14 to the Company's
          Carolina and Shawmut Bank of Connecticut, N.A.        February 22,  1996 8-K

10-20     Leasehold  Mortgage dated July 21, 1995               Incorporated by Reference to
          between the Company and First Union National          Exhibit 99.15 to the Company's
          Bank of North  Carolina  relating to the leased       February 22, 1996 8-K
          premises located at 400 West Avenue,
          Rochester, New York

10-21     Leasehold Mortgage dated July  21, 1995               Incorporated by Reference to
          between the Company and First Union National          Exhibit 99.16 to the Company's
          Bank of North Carolina relating  to  the leased       February 22, 1996 8-K
          premises located at Suite 206, State Tower
          Building, 109 South Warren Street,
          Syracuse, New York

10-22     Leasehold Mortgage dated July 21, 1995                Incorporated by Reference to
          between the Company and First Union National          Exhibit 99.17 to the Company's
          Bank of North Carolina relating to the leased         February  22, 1996 8-K
          premises located at Suite 2200, Suite 204
          and Suite 205, State Tower Building,
          109 South Warren Street, Syracuse, New  York

10-23     Mortgage  of  Leasehold  Interest dated July 21,      Incorporated  by Reference to
          1995  between the Company and  ACC  Long              Exhibit  99.18  to  the Company's
          Distance Inc./Interurbains ACC Inc. relating to       February 22, 1996 8-K
          the leased premises located at 5343 Dundas Street
          West, Etobicoke, Ontario, Canada

10-24     Pledge Agreement dated July 21, 1995 by               Incorporated by Reference to
          the Company in favor of First Union National          Exhibit 99.19 to the Company's
          Bank of North Carolina                                February 22, 1996 8-K

10-25     Pledge Agreement dated July 21, 1995                  Incorporated by Reference to
          by  ACC  National  Long  Distance  Corp.              Exhibit  99.20  to  the Company's
          in favor of First Union National Bank of              February 22, 1996 8-K
          North Carolina

10-26     Security  Agreement dated July 21, 1995               Incorporated by Reference to
          between the  Company,  certain  Domestic              Exhibit  99.21  to  the Company's
          Subsidiaries of the Company and First Union           February 22, 1996 8-K
          National Bank of North Carolina

10-27     Trademark Security Agreement dated                    Incorporated by Reference to
          July  21,  1995  between  the  Company  and           Exhibit 99.22 to the Company's
          First Union National Bank of North Carolina           February 22, 1996 8-K


10-28     License Agreement dated July 1, 1993                  Incorporated by Reference to
          between Hudson's Bay Company and                      Exhibit 99.23 to the Company's
          ACC Long Distance Inc.                                February 22, 1996 8-K

10-29     Employment Agreement between                          Filed herewith
          Christopher Bantoft and ACC Long
          Distance UK Ltd. dated November
          16, 1993, as amended

10-30     Employment Agreement between                          Filed herewith
          Steve M. Dubnik and ACC TelEnterprises Ltd.
          dated August 4, 1994

10-31     ACC Corp. Non-Employee Directors'                     Incorporated by Reference to
          Stock Option Plan                                     Exhibit 99.1 to the Company's
                                                                February 22, 1996 8-K

11        Statement re: Computation of Per                      See Note 1 to the Notes to
          Share Earnings                                        the Consolidated Financial
                                                                Statements filed herewith

21        Subsidiaries of ACC Corp.                             Filed herewith

23        Accountant's Consent re: Incorporation                Filed herewith
          by Reference

27        Financial Data Schedule                               Filed only with EDGAR
                                                                filing, per Reg. S-K,
                                                                Rule 601(c)(1)(v)
