Form 10-Q
period 1996-03-31
ACC CORP
filed 1996-05-10
CIK 783233

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


Commission file number 0-14567

                                    ACC CORP.
              (Exact name of registrant as specified in its charter)


                   Delaware                           16-1175232
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


                   400 West Avenue, Rochester, New York  14611
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

                              Yes    X              No

As of April 16, 1996, the Registrant had issued and outstanding 8,104,026 shares of its Class A Common Stock, par value $.015 per share, and 10,000 shares of its Series A Preferred Stock.

The Index of Exhibits filed with this Report is found at Page 20.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        ACC CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
         (Amounts in thousands, except share and per share data)

                                             Three months ended
                                                  March 31,
                                              1996          1995
                                           __________    __________

Revenue:
   Toll revenue                            $   61,538    $   37,366
   Leased lines and other                       5,317         2,342
                                           __________    __________

                                               66,855        39,708

Network costs                                  41,608        24,745
                                          ___________    __________

Gross profit                                   25,247        14,963

Other operating expenses:
  Depreciation and amortization                 3,619         2,532
  Selling, general and administrative          18,637        12,877
                                          ___________    __________

                                               22,256        15,409
                                          ___________    __________

Income (loss) from operations                   2,991          (446)

Other income (expense):
  Interest                                     (1,524)         (918)
  Foreign exchange gain (loss)                     12           (30)
                                          ___________    __________

                                               (1,512)         (948)
                                          ___________    __________

Income (loss) before provision for
  income taxes and minority interest            1,479        (1,394)

Provision for income taxes                        324           270
                                          ___________    __________

Income (loss) before minority
  interest                                      1,155        (1,664)

Minority interest in (income)
 loss of consolidated subsidiary                 (299)           10
                                          ___________    __________

Net income (loss)                                 856        (1,654)
Less Series A preferred stock
  dividend                                       (299)          -
Less Series A preferred stock
  accretion                                      (209)          -
                                          ___________    __________

Income (loss) applicable to
  common stock                            $       348    $   (1,654)
                                          ===========    ==========

Net income (loss) per common
  & common equivalent share               $      0.04    $    (0.23)
                                          ===========    ==========
Average number of common
 and common equivalent shares               8,533,635     7,085,727
                                          ===========    ==========

                         ACC CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share data)

                                               March 31,     December 31,
                                                 1996           1995
                                              ___________    ___________
                                              (unaudited)

Current assets:
 Cash and cash equivalents                      $   1,389     $      518
 Accounts receivable, net of allowance
  for doubtful accounts of $2,700 in
  1996 and $2,085 in 1995                          41,458         38,978
 Other receivables                                  2,254          3,965
 Prepaid expenses and other assets                  2,782          2,265
                                              ___________    ___________

  Total current assets                             47,883         45,726
                                              ___________    ___________


Property, plant and equipment:
 At cost                                           88,946         83,623
 Less-accumulated depreciation and
  amortization                                    (29,376)       (26,932)
                                              ___________    ___________

                                                   59,570         56,691
                                              ___________    ___________


Other assets:
 Goodwill and customer base, net                   13,552         14,072
 Deferred installation costs, net                   3,539          3,310
 Other                                              4,206          4,185
                                              ___________    ___________

                                                   21,297         21,567
                                              ___________    ___________



  Total assets                                 $  128,750     $  123,984
                                              ===========    ===========


Current liabilities:
 Notes payable                                 $      695     $    1,966
 Current maturities of
  long-term debt                                    2,786          2,919
 Accounts payable                                   8,900          7,340
 Accrued network costs                             27,769         28,192
 Other accrued expenses                            13,683         15,657
                                              ___________    ___________

   Total current liabilities                       53,833         56,074
                                              ___________    ___________

Deferred income taxes                               2,317          2,577
                                              ___________    ___________

Long-term debt                                     31,719         28,050
                                              ___________    ___________

Redeemable Series A Preferred
Stock, $1.00 par value, $1,000
liquidation value, cumulative,
convertible, Authorized - 10,000
shares; Issued - 10,000 shares                      9,956          9,448
                                              ___________    ___________

Minority interest                                   1,740          1,428
                                              ___________    ___________

Shareholders' equity:
 Preferred Stock, $1.00 par value,
 Authorized - 1,990,000 shares;
 Issued - no shares                                  -              -
 Class A Common Stock, $.015 par value
  Authorized - 50,000,000 shares;
  Issued - 8,829,666 in 1996 and
  8,617,259  in 1995                                  132            129
 Class B Common Stock, $.015 par value,
  Authorized - 25,000,000 shares;
  Issued - no shares                                 -              -
 Capital in excess of par value                    34,832         32,911
 Cumulative translation adjustment                   (950)          (950)
 Retained earnings (deficit)                       (3,219)        (4,073)
                                             ____________    ___________

                                                   30,795         28,017
Less-
 Treasury stock, at cost (726,589
   shares)                                         (1,610)        (1,610)
                                             ____________    ___________

    Total shareholders' equity                     29,185         26,407
                                             ____________    ___________

    Total liabilities and
    shareholders' equity                       $  128,750     $  123,984
                                             ============    ===========

                          ACC CORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                            (Amounts in 000's)
                                              FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                                  1996          1995
                                             __________     ____________
Cash flows from operating activities:
 Net income (loss)                           $      856     $     (1,654)
                                             __________     ____________
 Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
   Depreciation and amortization                  3,619            2,532
   Deferred income taxes                           (260)             250
   Minority interest in income (loss)
   of consolidated subsidiary                       299              (10)
   Unrealized foreign exchange loss (gain)           59               (6)
   (Increase) decrease in assets:
      Accounts receivable, net                   (2,604)          (1,816)
      Other receivables                           1,710              470
      Prepaid and other assets                     (523)            (483)
      Deferred installation costs                  (675)            (630)
      Other                                        (169)              (5)
   Increase (decrease) in liabilities:
      Accounts payable                            1,594           (1,541)
      Accrued network costs                        (257)           1,527
      Other accrued expenses                     (1,913)             198
                                             __________      ___________

        Net cash provided by (used in)
        operating activities                      1,736           (1,168)
                                             __________      ___________

Cash flows from investing activities:
  Capital expenditures, net                      (5,625)          (1,845)
                                             __________      ___________

        Net cash used in investing
        activities                               (5,625)          (1,845)
                                             __________      ___________

Cash flows from financing activities:
  Borrowings under lines of credit               11,850           11,358
  Repayments under lines of credit               (7,350)          (9,846)
  Repayment of notes payable                     (1,293)            -
  Repayment of long-term debt                      (852)            (335)
  Proceeds from issuance of common
   stock                                          2,446            1,442
  Dividends paid                                   -                (208)
                                             __________      ___________

        Net cash provided by
         financing activities                     4,801            2,411

Effect of exchange rate changes
  on cash                                           (41)            (338)
                                             __________      ___________

Net increase in cash                                871             (940)

Cash and cash equivalents at
  beginning of period                               518            1,021
                                             __________      ___________

Cash and cash equivalents at
  end of period                                  $1,389              $81
                                             ==========      ===========

Supplemental disclosures of cash
  flow information:
Cash paid during the period for:
  Interest                                         $896             $942
                                             ==========      ===========
  Income taxes                                     $583           -
                                             ==========      ===========

Supplemental schedule of noncash
  investing activities:

  Equipment purchased through
    capital lease                                 -                  $55
                                             ==========      ===========

Supplemental schedule of noncash
  financing activities:

  Sale of common stock ($6,600
    received in April, 1995)                      -               $6,840
                                             ==========      ===========

                            ACC CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1996


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

2.   Form 10-K

     Reference is made to the following footnotes included in the Company's 1995 Annual Report on Form 10-K:

          Principles of Consolidation
          Sale of Subsidiary Stock
          Toll Revenue
          Other Receivables
          Property, Plant and Equipment
          Deferred Installation Cost
          Goodwill and Customer Base
          Common and Common Equivalent Shares
          Foreign Currency Translation
          Income Taxes
          Cash Equivalents and Restricted Cash
          Derivative Financial Instruments
          Use of Estimates
          Reclassifications
          Operating Information
          Discontinued Operations
          Asset Write-down
          Equal Access Cost
          Debt
          Senior Credit Facility and Lines of Credit
          Income Taxes
          Redeemable Preferred Stock
          Equity
          Private Placement
          Employee Long Term Incentive Plan
          Employee Stock  Plan
          Treasury Stock
          Commitments and Contingencies
          Operating Leases
          Employment and Other Agreements
          Purchase Commitment
          Defined Contribution Plans
          Annual Incentive Plan
          Legal Matters
          Geographic Area Information
          Related Party Transactions
          Subsequent Events

3.   Net Income Per Share

     Net income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period and net income reduced by preferred dividends and accredited costs. The average number of shares outstanding is computed as follows:

                                      For the Three Months Ended March 31,
                                      ____________________________________

Average Number Outstanding:                1996                1995
                                          ______              ______

Common Shares                            7,975,350           6,932,453
Common Equivalent Shares                   558,285             153,274
                                         _________           _________

          TOTAL                          8,533,635           7,085,727

Fully diluted income per share amounts are not presented for either period because inclusion of these amounts would be anti-dilutive.


4.   SFAS No. 123

     The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. This Statement encourages entities to adopt a fair value based method of accounting for employee stock option plans (whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the employee service period) rather than the current intrinsic value based method of accounting (whereby compensation cost is measured at the grant date as the difference between market value and the price for the employee to acquire the stock). If the Company elects to continue using the intrinsic value method accounting, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had applied, will need to be disclosed. Management has not decided if the Company will adopt the fair value based method of accounting for the Company's stock option plans. The Company believes the adopting the fair value basis of accounting could have a material impact on the financial statements and such impact is dependent upon future stock option activity.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to material risks and uncertainties and other factors. For a discussion of material risks and uncertainties and other factors that could cause actual results to differ materially from the forward-looking statements, see "Recent Losses; Potential Fluctuations in Operating Results," "Substantial Indebtedness; Need for Additional Capital," "Dependence on Transmission Facilities-Based Carriers and Suppliers," "Potential Adverse Effects of Regulation," "Increasing Domestic and International Competition," "Risks of Growth and Expansion," "Risks Associated with International Operations," "Dependence on Effective Information Systems," "Risks Associated With Acquisitions, Investments and Strategic Alliances," "Technological Changes May Adversely Affect Competitiveness and Financial Results," "Dependence on Key Personnel," "Risks Associated with Financing Arrangements; Dividend Restrictions," "Holding Company Structure; Reliance on Subsidiaries for Dividends," "Potential Volatility of Stock Price" and "Risks Associated with Derivative Financial Instruments" included under the caption "Company Risk Factors" in
Exhibit 99.1 hereto, which is incorporated by reference herein, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission.

     As used herein, unless the context otherwise requires, the "Company" and "ACC" refer to ACC Corp. and its subsidiaries, including ACC Long Distance Corp. ("ACC U.S."), ACC TelEnterprises Ltd., the Company's approximately 70% owned Canadian subsidiary ("ACC Canada"), and ACC Long Distance UK Ltd.
("ACC U.K."). In this Form 10-Q, references to "dollar" and "$" are to United States dollars, references to "Cdn. $" are to Canadian dollars, references to "Pounds" are to English pounds sterling, the terms "United States" and "U.S." mean the United States of America and, unless the context otherwise requires, its states, territories and possessions and all areas subject to its jurisdiction, and the terms "United Kingdom" and "U.K." mean England, Scotland and Wales.


GENERAL

     The Company's revenue is comprised of toll revenue and leased lines and other revenue. Toll revenue consists of revenue derived from ACC's long distance and operator-assisted services. Leased lines and other revenue consists of revenue derived from the resale of local exchange services, data line services, direct access lines and monthly subscription fees. Network costs consist of expenses associated with the leasing of transmission lines, access charges and certain variable costs associated with the Company's network. The following table shows the total revenue (net of intercompany revenue) and billable long distance minutes of use attributable to the Company's U.S., Canadian and U.K. operations during the three months ended March 31, 1996 and 1995:

                                         Quarter Ended March 31,
                                         _______________________

                                     1996                      1995
                               __________________      ___________________

                               Amount     Percent      Amount      Percent
                               ______     _______      ______      _______

                                   (Dollar and minutes in thousands)

Total Revenue:

United States. . . . . .     $ 19,755       29.5%     $ 15,025      37.8%
Canada . . . . . . . . .       27,844       41.6%       19,284      48.5%
United Kingdom . . . . .       19,256       28.9%        5,399      13.6%
                             ________      ______     ________     ______

      Total  . . . . . .     $ 66,855      100.0%     $ 39,708     100.0%

Billable Long Distance Minutes of Use:

United States. . . . . .      138,518       34.4%      117,457      43.1%
Canada . . . . . . . . .      158,768       39.4%      130,909      48.0%
United Kingdom . . . . .      105,621       26.2%       24,330       8.9%
                              _______      ______      _______     ______

     Total . . . . . . .      402,907      100.0%      272,696     100.0%

     The following table presents certain information concerning toll revenue per billable long distance minute and network cost per billable long distance minute attributable to the Company's U.S., Canadian and U.K. operations during the three months ended March 31, 1996 and 1995:

                                                        1996        1995
                                                       ______      ______

Toll Revenue Per Billable Long Distance Minute:
United States. . . . . . . . . . . . . . . . . . .      $.128      $.118
Canada . . . . . . . . . . . . . . . . . . . . . .       .155       .139
United Kingdom . . . . . . . . . . . . . . . . . .       .182       .222

Network Cost Per Billable Long Distance Minute:
United States. . . . . . . . . . . . . . . . . . .      $.104      $.076
Canada . . . . . . . . . . . . . . . . . . . . . .       .106       .099
United Kingdom . . . . . . . . . . . . . . . . . .       .125       .154

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

     Deregulatory influences have affected the telecommunications industry in the U.S. since 1984 and the U.S. market has experienced considerable competition for a number of years. The competitive influences on the pricing of ACC U.S.'s services and network costs have been stabilizing during the past few years. This may change in the future as a result of recent U.S. legislation that further opens the market to competition, particularly from the regional operating companies ("RBOCs"). The Company expects competition based on price and service offerings to increase.

     The deregulatory trend in Canada, which commenced in 1989, has increased competition. ACC Canada experienced significant downward pressure on the pricing of its services during 1994. The Company expects such downward pressure to continue, although it is expected that the pricing pressure may abate over time as the market matures. The impact of this pricing pressure on revenues of ACC Canada is being offset, in part, by an increase in the Canadian residential and student billable minutes of usage as a percentage of total Canadian billable minutes of usage. Toll revenue per billable minute attributable to residential and student customers in Canada generally exceeds the toll revenue per billable minute attributable to commercial customers. The Company expects that, based on existing and anticipated regulations and rulings, its Canadian contribution charges will increase by up to approximately Cdn. $2.0 million in 1997 over 1995 levels, which the Company will seek to offset with increased volume efficiencies. However, additional reductions in contribution rates may offset this increase. The Company also believes that its network costs per billable minute in Canada may decrease during periods after 1996 if there is an anticipated increase in long distance transmission facilities available for lease from Canadian transmission facilities-based carriers as a result of expected growth in the number and capacity of transmission networks in that market. The foregoing forward-looking statements are based upon expectations of actions that may be taken by third parties, including Canadian regulatory authorities and transmission facilities-based carriers. If such third parties do not act as expected, the Company's actual results may differ materially from the foregoing discussion.

     The Company believes that, because deregulatory influences have only recently begun to impact the U.K. telecommunications industry, the Company will continue to experience a significant increase in revenue from that market during the next few years. The foregoing belief is based upon expectations of actions that may be taken by U.K. regulatory authorities and the Company's competitors; if such third parties do not act as expected, the Company's revenues in the U.K. might not increase. If ACC U.K. were to experience increased revenues, the Company believes it should be able to enhance its economies of scale and scope in the use of the fixed cost elements of its network. Nevertheless, the deregulatory trend in that market is expected to result in competitive pricing pressure on the Company's U.K. operations which could adversely affect revenues and margins. Since the U.K. market for transmission facilities is dominated by British Telecommunications PLC ("British Telecom") and Mercury Communications Ltd. ("Mercury"), the downward pressure on prices for services offered by ACC U.K. may not be accompanied by a corresponding reduction in ACC U.K.'s network costs and, consequently, could adversely affect the Company's business, results of operations and financial condition, particularly in the event revenue derived from the Company's U.K. operations accounts for an increasing percentage of the Company's total revenue. Moreover, the Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. As each of the telecommunications markets in which it operates continues to mature, growth in its revenue and customer base in each such market is likely to decrease over time.

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

     The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. The Company expects to focus in the near term on building and increasing its customer base, service offerings and targeted geographic markets, which will require it to increase significantly its expenses for marketing and development of its network and new services, and may adversely impact operating results from time to time. The Company's sales to other long distance carriers have been increasing due to the Company's marketing efforts to promote its lower international network costs. Revenues from other resellers accounted for approximately 22.4%, 9.3% and 16.6% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in the first quarter of 1996, and are expected to account for a higher percentage in the future. With respect to these customers, the Company competes almost exclusively on price, does not have long term contracts and generates lower gross margins as a percentage of revenue.


RESULTS OF OPERATIONS

     The following table presents, for the three months ended March 31, 1996 and 1995, certain statement of operations data expressed as a percentage of total revenue:

                                          Three Months Ended March 31,
                                          ____________________________

                                           1996(1)             1995
                                          ______              ______
Revenue:
  Toll revenue                              92.0%               94.1%
  Leased lines and other                     8.0                 5.9
                                           _____               _____

      Total revenue                        100.0               100.0
Network costs                               62.2                62.3
                                           _____               _____

Gross profit                                37.8                37.7
Other operating expenses:
  Depreciation and amortization              5.4                 6.4
  Selling, general and administrative       27.9                32.4
                                           _____               _____

      Total other operating expenses        33.3                38.8

Income (loss) from operations                4.5                (1.1)
Total other income (expense)                (2.3)               (2.4)
Loss from operations before provision
  for (benefit from) income
  taxes and minority interest                2.2                (3.5)
Provision for (benefit from) income taxes    0.5                  .7
Minority interest in (income)
  loss of consolidated subsidiary           (0.4)                --
                                            _____               _____

Income (loss) from continuing operations     1.3%               (4.2)%

(1) Includes the results of operations of Metrowide Communications acquired on August 1, 1995.

Three Months Ended March 31, 1996 Compared With Three Months Ended March 31,
1995

     Revenue. Total revenue for the three months ended March 31, 1996 increased by 68.4% to $66.9 million from $39.7 million for the same period in 1995, reflecting growth in both toll revenue and leased lines and other revenue. Long distance toll revenue for the 1996 quarter increased by 64.7% to $61.5 million from $37.4 million in the 1995 quarter. In the United States, long distance toll revenue increased 28.0% as a result of a 17.9% increase in billable minutes of use and a more favorable mix of toll services provided. The volume increases are primarily a result of increased revenue attributable to other carriers (approximately $7.3 million), commercial (approximately $14.6 million) and residential (approximately $2.3 million) customers in the Company's service regions. In Canada, long distance toll revenue increased 35.8%, primarily as a result of a 21.3% increase in billable minutes (primarily because of a 57.9% increase in the number of customer accounts from approximately 111,000 to approximately 175,000), and an increase in prices due to additional residential customers which typically have a higher revenue per minute. Since the end of 1994, ACC's revenue per minute on a consolidated basis has been increasing slightly as a result of the increasing percentage of U.K. revenues and the Company's successful introduction of higher price per minute products. In the United Kingdom, long distance toll revenue increased 255.5%, due to significant volume increases (including a 192.9% increase in the number of customer accounts from approximately 14,000 to approximately 41,000), offset by lower prices that resulted from entering the commercial and residential markets and from competitive pricing pressure. Exchange rates did not have a material impact on revenue in either the U.K. or in Canada. At March 31, 1996, the Company had approximately 303,000 customer accounts compared to approximately 213,000 customer accounts at March 31, 1995, an increase of 42.3%.

     For the three months ended March 31, 1996, leased lines and other revenue increased by 127.0% to $5.3 million from $2.3 million for the same period in 1995. This increase was primarily due to the Metrowide Communications acquisition which occurred on August 1, 1995 (approximately $1.0 million) and local service revenue (approximately $0.7 million) generated through the Company's local exchange operations in upstate New York, which generated nominal revenues in 1994.

     Network Costs. Network costs increased to $41.6 million for the first quarter of 1996, from $24.7 million for the first quarter of 1995, due to the increase in billable long distance minutes. Network costs, expressed as a percentage of revenue, decreased slightly to 62.2% for the 1996 quarter from 62.3% for the 1995 quarter due to increased volume efficiencies in the U.K. and an increase in the mix of higher margin residential customers in Canada, offset by an increase in lower margin carrier traffic in the U.S.

     Other Operating Expenses. Depreciation and amortization expense increased to $3.6 million for the first quarter of 1996 from $2.5 million for the first quarter of 1995. Expressed as a percentage of revenue, these costs decreased to 5.4% in 1996 from 6.4% in the 1995 quarter, reflecting the increase in revenue realized from year to year. The $1.1 million increase in depreciation and amortization expense was primarily attributable to assets placed in service throughout 1995, particularly the addition of a switching
center in Manchester, England.   Amortization of approximately $0.3 million
associated with the customer base and goodwill recorded in the Metrowide Communications acquisition also contributed to the increase.

     Selling, general and administrative expenses for the first quarter of 1996 were $18.6 million compared with $12.9 million for the first quarter of 1995. Expressed as a percentage of revenue, selling, general and administrative expenses were 27.9% for the first quarter of 1996, compared to 32.4% for the first quarter of 1995. The increase in selling, general and administrative expenses was primarily attributable to a $3.1 million increase in personnel related costs and a $1.6 million increase in customer related costs associated with the growth of the Company's customer bases and geographic expansion in each country. Also included in selling, general and administrative expenses for the first quarter of 1996 was approximately $0.9 million related to the Company's local service market sector in New York State compared to $0.4 million for the first quarter of 1995.

     Other Income (Expense). Net interest expense increased to $1.5 million for the first quarter of 1996 compared to $0.9 million in 1995, due primarily to contingent interest associated with the Company's revolving credit facility with First Union National Bank of North Carolina and Fleet Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.), as agents, which expires on July 1, 2000 (the "Credit Facility").

     Foreign exchange gains and losses reflect changes in the value of Canadian and British currencies relative to the U.S. dollar for amounts borrowed by the foreign subsidiaries from ACC Corp. The Company continues to hedge all foreign currency transactions in an attempt to minimize the impact of transaction gains and losses on the income statement. The Company does not engage in speculative foreign currency transactions. Due to this hedging, foreign exchange rate changes resulted in a nominal gain for the first quarter of 1996 compared to a nominal loss for the same period in 1995.

     Provision for income taxes reflects the anticipated income tax liability of the Company's U.S. operations based on its pretax income for the period. The provision for income taxes remained approximately the same for both periods presented due to the Company's pretax income in the U.S. being relatively constant. The Company does not provide for income taxes nor recognize a benefit related to income in foreign subsidiaries due to net operating loss carryforwards generated in those subsidiaries in prior years.

     Minority interest in (income) loss of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income or loss attributable to the approximately 30% of that subsidiary's common stock that is publicly traded in Canada. For the first quarter of 1996, minority interest in income of the consolidated subsidiary was $0.3 million compared to a minority interest in loss of consolidated subsidiary of a nominal amount in the first quarter of 1995.

     The Company's net income for the first quarter of 1996 was $0.9 million,
compared to a net loss of  $1.7 million for the first quarter of 1995.   The
first quarter 1996 net income resulted primarily from the Company's operations in Canada (approximately $0.7 million), and long distance operations in the U.S. (approximately $0.9 million) offset, in part, by net losses in the U.K. (approximately $0.5 million) and in the Company's local operations (approximately $0.3 million).

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

     Net cash flows provided by operations were $1.7 million for the three months ended March 31, 1996 compared to net cash used in operations of $1.2 million for the same period in 1995. The increase of approximately $2.9 million in the cash flow provided by operating activities during the first quarter of 1996 as compared to the first quarter of 1995 was primarily attributable to the improved financial performance of ACC Canada and ACC UK during the 1996 period in comparison to 1995 partially offset by an increase in accounts receivable resulting from the expansion of the Company's customer base and related revenues in all business segments. If additional competition were to result in significant price reductions that are not offset by reductions in network costs, net cash flows from operations would be materially adversely affected.

     Net cash flows used in investing activities were $5.6 million and $1.8 million for the three months ended March 31, 1996 and 1995, respectively.
The increase of approximately $3.8 million in net cash flow used in investing activities during the first quarter of 1996 as compared to the first quarter of 1995 was primarily attributable to an increase in capital expenditures incurred by the Company's local exchange subsidiary (approximately $1.4 million) and for computer software ($1.8 million).

     Accounts receivable increased by 6.3% at March 31, 1996 as compared to December 31, 1995 as a result of expansion of the Company's customer base due to sales and marketing efforts, particularly in the U.K.

     Accounts payable increased by 21.3% at March 31, 1996 as compared to December 31, 1995 due to increased network costs and other operating expenses.

     Other accrued expenses decreased by $2.0 million at March 31, 1996 as compared to December 31, 1995. This decrease was primarily related to 1995 compensation which was accrued at December 31, 1995 and paid during the first quarter of 1996.

     The Company's principal need for working capital is to meet its selling, general and administrative expenses as its business expands. In addition, the Company's capital resources have been used for the Metrowide Communications acquisition, capital expenditures, various customer base acquisitions and, prior to the termination thereof during the second quarter of 1995, payments of dividends to holders of its Class A Common Stock. The Company has had a working capital deficit at the end of the last several years and, at March 31, 1996, the Company had a working capital deficit of approximately $6.0 million compared to a deficit of approximately $10.3 million at December 31, 1995. This decrease related to the payment of network invoices using funds borrowed through the Credit Facility. These costs were included in accrued network costs at December 31, 1995. The Company has experienced delays from time to time in billings from carriers from which it leases transmission lines. In addition, prior to making payment to the carriers, the Company typically needs to resolve discrepancies between the amount billed by the carriers and the Company's records concerning usage of leased lines. The Company accrues an expense for the amount of its estimated obligation to the carriers pending the resolution of such discussions. For the first quarter of 1996, the Company's EBITDA (which represents income (loss) from operations plus depreciation and amortization) minus capital expenditures and changes in working capital was approximately $3.3 million.

     The Company anticipates that, throughout the remainder of 1996, its capital expenditures will be approximately $20.0 million for the expansion of its network, the acquisition, upgrading and development of switches and other telecommunications equipment as conditions warrant, the development, licensing and integration of its management information system and other software, the development and expansion of its service offerings and customer programs and other capital expenditures. ACC expects that it will continue to make significant capital expenditures during future periods. The Company's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion (including the extent of local exchange services, which is particularly capital intensive) and acquisition opportunities, economic conditions, competition, regulatory developments, the availability of capital and the ability to incur debt and make capital expenditures under the terms of the Company's financing arrangements. Prior to 1995, the Company had funded capital expenditures through its credit facilities and other short term debt arrangements, which were refinanced in 1995 with the Credit Facility.

     The Company is obligated to pay the lenders under the Credit Facility a contingent interest payment based on the appreciation in market value of 140,000 shares of the Company's Class A Common Stock from $14.92 per share, subject to a minimum of $0.75 million and a maximum of $2.1 million. The payment is due upon the earlier of (i) January 21, 1997, (ii) any material amendment to the Credit Facility, (iii) the signing of a letter of intent to sell the Company or any material subsidiary, or (iv) the cessation of active trading of the Company's Class A Common Stock on other than a temporary basis. The Company is accruing this obligation over the 18-month period ending January 21, 1997 ($0.8 million has been accrued through March 31, 1996).

     Any holder of Series A Preferred Stock has the right to cause the Company to redeem such Series A Preferred Stock upon the occurrence of certain events, including the entry of a judgment against the Company or a default by the Company under any obligation or agreement for which the amount involved exceeds $500,000.

     As of March 31, 1996, the Company had approximately $1.4 million of cash and cash equivalents and maintained the $35.0 million Credit Facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based on the Company's operating cash flow), under which borrowings of approximately $25.4 million were outstanding, approximately $6.6 million was available for borrowing and $3.0 million was reserved for letters of credit. The maximum aggregate principal amount of the Credit Facility is required to be reduced by $2.5 million per quarter commencing on July 1, 1997 and by $2.9 million per quarter commencing on January 1, 1999 until maturity on July 1, 2000. During 1995, the Company entered into swap agreements with respect to $11.5 million of indebtedness under the Credit Facility, as required by the terms of the Credit Facility. The swap agreements expire at various times through December 1998 and require the Company to pay interest at rates ranging from 5.98% to 6.25% per annum and permit the Company to receive interest at variable rates.

     The Company also is obligated to pay, on demand commencing in August 1996, the remaining $0.7 million pursuant to a note issued in connection with the Metrowide Communications acquisition. In addition, the Company has $2.9 million, $2.6 million and $2.1 million of capital lease obligations which mature during 1996, 1997 and 1998, respectively. The Company's financing arrangements, which are secured by substantially all of the Company's assets and the stock of certain subsidiaries, require the Company to maintain certain financial ratios and prohibit the payment of dividends.

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. The Company does
not use derivative financial instruments for speculative purposes.    Foreign
currency exchange contracts are used to mitigate foreign currency exposure and are intended to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The aggregate fair value, based on published market exchange rates, of the Company's foreign currency contracts at March 31, 1996 was $31.4 million. Interest rate swap agreements are used to reduce the Company's exposure to risks associated with interest rate fluctuations. The Company was party to interest rate swap agreements at March 31, 1996 which had the effect of converting interest in respect of $11.5 million principal amount of the Credit Facility to a fixed rate. As is customary for these types of instruments, collateral is generally not required to support these financial instruments.

     By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. However, at March 31, 1996, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. The Company controls its exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts, and management believes that reserves for losses are adequate. Based upon the Company's knowledge of the financial position of the counterparties to its existing derivative instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

     The Company believes that, under its present business plan, the net proceeds from the anticipated public offering of Class A Common Stock of the Company, together with borrowings under the Credit Facility, vendor financing and cash from operations will be sufficient to meet anticipated working capital and capital expenditure requirements of its existing operations. The forward-looking information contained in the previous sentence may be affected by a number of factors, including the matters described in this paragraph and in Exhibit 99.1 attached hereto. The Company may need to raise additional capital from public or private equity or debt sources in order to finance its operations, capital expenditures and growth for periods after 1996 and for the optional redemption of Series A Preferred Stock if it is not converted. Moreover, the Company believes that continued growth and expansion through acquisitions, investments and strategic alliances is important to maintain a competitive position in the market and, consequently, a principal element of the Company's business strategy is to develop relationships with strategic partners and to acquire assets or make investments in businesses that are complementary to its current operations. The Company may need to raise additional funds in order to take advantage of opportunities for acquisitions, investments and strategic alliances or more rapid international expansion, to develop new products or to respond to competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current shareholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of Class A Common Stock. There can be no assurance that the Company will be able to raise such capital on acceptable terms or at all. In the event that the Company is unable to obtain additional capital or is unable to obtain additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion opportunities and capital expenditures, which could have a material adverse effect on its business, results of operations and financial condition and could adversely impact its ability to compete.

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


SFAS NO. 123

     The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. This Statement encourages entities to adopt a fair value based method of accounting for employee stock option plans (whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the employee service period), rather than the current intrinsic value based method of accounting (whereby compensation cost is measured at the grant date as the difference between market value and the price for the employee to acquire the stock). If the Company elects to continue using the intrinsic value method of accounting, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, will need to be disclosed. Management has not decided if the Company will adopt the fair value based method of accounting for the Company's stock option plans. The Company believes that adopting the fair value basis of accounting could have a material impact on the financial statements and such impact is dependent upon future stock option activity.

PART II.  OTHER INFORMATION


Item 7.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  See Exhibit Index.

     (b) Reports on Form 8-K. On February 22, 1996, the Company filed a Current Report on Form 8-K to disclose, under the heading of Item 5, Other Events, certain agreements between the Company and AMBIX Systems Corp., AMBIX Acquisition Corp. or the Company's Chairman of the Board, Richard T. Aab, relating to the development and licensing of certain telecommunications software programs; adoption by the Company's Board of Directors of a Non-Employee Directors' Stock Option Plan and the grant of certain options thereunder, subject to obtaining shareholder approval of the plan; a certain Participation Agreement between Mr. Aab and Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P. and Chisholm Partners II, L.P. (the "Fleet Investors") which grants to the Fleet Investors certain rights to participate in certain proposed transfers of shares by Mr. Aab; and certain material contracts which were filed as exhibits to the Report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACC CORP.
                                   (Registrant)

Dated:  April 29, 1996             /s/ Michael R. Daley
                                   Michael R. Daley
                                   Executive Vice President
                                   and Chief Financial Officer


Dated:  April 29, 1996             /s/ John J. Zimmer
                                   John J. Zimmer
                                   Vice President of Finance

                                 EXHIBIT INDEX

Exhibit
Number           Description                           Location

10.1       Software License Agreement dated     Incorporated by reference
           February 21, 1996 between AMBIX      from Exhibit 99.6 to the
           Acquisition Corp. and the Company    Company's Current Report on
                                                Form 8-K dated February 22,
                                                1996 (Commission File No. 0-
                                                14567)

10.2       Bill of Sale from AMBIX Systems      Incorporated by reference
           Corp. to the Company dated           from Exhibit 99.7 to the
           February 6, 1996                     Company's Current Report on
                                                Form 8-K dated February 22,
                                                1996 (Commission File No. 0-
                                                14567)

10.3       Second Amendment to Credit           Incorporated by reference
           Agreement dated March 29, 1996,      from Exhibit 99.5 to
           amending the Credit Agreement        Amendment No. 2 to the
           dated July 21, 1995 among the        Company's Registration
           Company, First Union Bank of         Statement on Form S-3 filed
           North Carolina and Fleet Bank of     on April 8, 1996
           Connecticut, N.A. (formerly          (Registration No. 333-01157)
           Shawmut Bank Connecticut, N.A.)

11.1       Statement re Computation of Per      See Note 3 to the Notes to
           Share Earnings                       Consolidated Financial
                                                Statements filed herewith

27.1       Financial Data Schedule              Filed herewith

99.1       Company Risk Factors                 Filed herewith