Form 10-Q
period 1996-06-30
ACC CORP
filed 1996-08-13
CIK 783233

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

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

                         Yes   X                      No
                              ---                         ---

As of August 6, 1996, the Registrant had issued and outstanding 10,198,898 shares of its Class A Common Stock, par value $.015 per share, and 10,000 shares of its Series A Preferred Stock. After giving effect to the three-for-two stock split of the Class A Common Stock which will be effective on August 8, 1996, the number of shares of Class A Common Stock outstanding would increase to 15,298,347 shares.

The Index of Exhibits filed with this Report is found at Page 24.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                 (Amounts in thousands, except share and per share data)

                                              Three months ended            Six months ended
                                                   June 30,                      June 30,
                                              1996          1995            1996          1995
                                          -----------   -----------      -----------  ------------

Revenue:
   Toll revenue                           $   74,600    $   39,585       $  136,137    $   76,948
    Leased lines and other                     5,489         2,048           10,805         4,387
                                          -----------   -----------      -----------  ------------
                                              80,089        41,633          146,942        81,335

Network costs                                 53,380        26,314           94,988        51,060
                                          -----------   -----------      -----------  ------------

Gross profit                                  26,709        15,319           51,954        30,275

Other operating expenses:
  Depreciation and amortization                4,176         2,863            7,795         5,394
  Selling, general and administrative         19,354        13,311           37,989        26,192
                                          -----------   -----------      -----------   -----------
                                              23,530        16,174           45,784        31,586
                                          -----------   -----------      -----------   -----------

 Income (loss) from operations                 3,179          (855)           6,170        (1,311)

Other income (expense):
  Interest expense                            (1,290)       (1,475)          (2,891)       (2,415)
  Interest income                                380            66              457            88
  Foreign exchange gain (loss)                    14           (64)              26           (95)
                                          -----------   -----------      -----------   -----------
                                                (896)       (1,473)          (2,408)       (2,422)
                                          -----------   -----------      -----------   -----------

 Income (loss) before provision for income
   taxes and minority interest                 2,283        (2,328)           3,762        (3,733)

 Provision for  income taxes                     529            18              853           290
                                          -----------   -----------      -----------   -----------

 Income (loss) before minority interest        1,754        (2,346)           2,909        (4,023)

Minority interest in (income) loss of
  consolidated subsidiary                       (296)           96             (596)          107
                                          -----------   -----------      -----------   -----------

 Net income (loss)                             1,458        (2,250)           2,313        (3,916)
 Less Series A preferred stock dividend         (339)          -               (638)          -
 Less Series A preferred stock accretion        (416)          -               (624)          -
                                          -----------   -----------      -----------   -----------

 Income (loss) applicable to common stock $      703    $   (2,250)      $    1,051    $   (3,916)
                                          ===========   ===========      ===========   ===========
Net income (loss) per common
 & common equivalent share                $     0.05    $    (0.19)      $     0.08    $    (0.35)
                                          ===========   ===========      ===========   ===========
Average number of common
 and common equivalent shares (Note 7)    15,110,889    11,787,738       14,010,275    11,201,861
                                          ===========   ===========      ===========   ===========

                          ACC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)


                                                      June 30      December 31,
                                                        1996           1995
                                                     (unaudited)
                                                     -----------   ------------
Current assets:
 Cash and cash equivalents                            $  30,380      $     518
 Accounts receivable, net of allowance
  for doubtful accounts of $3,648 in
  1996 and $2,085 in 1995                                50,508         38,978
 Other receivables                                        2,529          3,965
 Prepaid expenses and other assets                        2,387          2,265
                                                      ----------     ----------
  Total current assets                                   85,804         45,726
                                                      ----------     ----------

Property, plant and equipment:
 At cost                                                 93,191         83,623
 Less-accumulated depreciation and
  amortization                                          (32,180)       (26,932)
                                                      ----------     ----------
                                                         61,011         56,691
                                                      ----------     ----------

Other assets:
 Goodwill and customer base, net                         16,732         14,072
 Deferred installation costs, net                         3,689          3,310
 Other                                                    4,115          4,185
                                                      ----------     ----------
                                                         24,536         21,567
                                                      ----------     ----------

   Total assets                                       $ 171,351      $ 123,984
                                                      ==========     ==========

Current liabilities:
 Notes payable                                        $     517      $   1,966
 Current maturities of
  long-term debt                                          2,569          2,919
 Accounts payable                                         6,151          7,340
 Accrued network costs                                   29,652         28,192
 Other accrued expenses                                  17,534         15,657
                                                      ----------     ----------
   Total current liabilities                             56,423         56,074
                                                      ----------     ----------

Deferred income taxes                                     2,471          2,577
                                                      ----------     ----------

Long-term debt                                            5,948         28,050
                                                      ----------     ----------

Redeemable Series A Preferred Stock, $1.00
par value, $1,000 liquidation value,
cumulative, convertible, Authorized-
10,000 shares; Issued - 10,000 shares                    10,710          9,448
                                                      ----------     ----------

Minority interest                                         2,031          1,428
                                                      ----------     ----------

Shareholders' equity (Note 7):
 Preferred Stock, $1.00 par value,
  Authorized - 1,990,000 shares;                            -              -
  Issued - no shares
 Class A Common Stock, $.015 par value
  Authorized - 50,000,000 shares;
  Issued - 16,328,268 in 1996 and
  12,925,889 in 1995                                       245            194
 Class B Common Stock, $.015 par value,
  Authorized - 25,000,000 shares;
  Issued - no shares                                        -              -
 Capital in excess of par value                          97,872         32,846
 Cumulative translation adjustment                         (982)          (950)
 Retained earnings (deficit)                             (1,757)        (4,073)
                                                      ----------     ----------
                                                         95,378         28,017
 Less-
 Treasury stock, at cost (1,089,884 shares)              (1,610)        (1,610)
                                                      ----------     ----------
    Total shareholders' equity                           93,768         26,407
                                                      ----------     ----------

    Total liabilities and
    shareholders' equity                              $ 171,351      $ 123,984
                                                      ==========     ==========

                          ACC CORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                             (Amounts in 000's)
                                                       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                             1996       1995
                                                          ---------  ---------
Cash flows from operating activities:
 Net income (loss)                                          $2,313    ($3,916)
                                                          ---------  ---------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                             7,795      5,394
   Deferred income taxes                                      (106)       268
   Minority interest in income (loss)
     of consolidated subsidiary                                596       (107)
   Unrealized foreign exchange loss (gain)                     (42)       207
   (Increase) decrease in assets:
      Accounts receivable, net                             (11,573)    (5,268)
      Other receivables                                      1,434        743
      Prepaid and other assets                                (106)      (515)
      Deferred installation costs                           (1,476)      (863)
      Other                                                   (154)       383
   Increase (decrease) in liabilities:
      Accounts payable                                      (1,113)    (3,407)
      Accrued network costs                                  1,506      6,716
      Other accrued expenses                                   445       (398)
                                                          ---------  ---------

       Total adjustments                                    (2,794)     3,153
                                                          ---------  ---------

        Net cash used in operating activities                 (481)      (763)
                                                          ---------  ---------

Cash flows from investing activities:
  Capital expenditures, net                                 (9,659)    (4,775)
  Cash paid for acquisition of customer base                (2,193)      (227)
                                                          ---------  ---------

        Net cash used in investing activities              (11,852)    (5,002)
                                                          ---------  ---------

Cash flows from financing activities:
  Borrowings under lines of credit                          19,500    (13,316)
  Repayments under lines of credit                         (40,413)      -
  Repayment of notes payable                                (1,470)      -
  Repayment of long-term debt                               (1,554)      (933)
  Proceeds from issuance of common stock                    66,385     11,243
  Proceeds from issuance of subordinated debt                 -        10,000
  Financing costs                                             -        (1,319)
  Dividends paid                                              -          (440)

        Net cash provided by financing activities           42,448      5,235
                                                          ---------  ---------

Effect of exchange rate changes on cash                       (253)      (577)
                                                          ---------  ---------

Net increase in cash                                        29,862     (1,107)

Cash and cash equivalents at beginning of period               518      1,021
                                                          ---------  ---------

Cash and cash equivalents at end of period                 $30,380       ($86)
                                                          =========  =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                  $1,798     $2,041
                                                          =========  =========
  Income taxes                                                $958       $103
                                                          =========  =========
Supplemental schedule of noncash investing activities:

  Equipment purchased through capital leases                  -        $2,995
                                                          =========  =========

                         ACC CORP. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                               June 30, 1996


1.   Statement of Management
     -----------------------

     The condensed financial statements of ACC Corp. and subsidiaries
(the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     The interim financial statements contained herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented.

2.   Form 10-K
     ---------

     Reference is made to the following footnotes included in the Company's 1995 Annual Report on Form 10-K:

     Principles of Consolidation
     Sale of Subsidiary Stock
     Toll Revenue
     Other Receivables
     Property, Plant and Equipment
     Deferred Installation Costs
     Goodwill and Customer Base
     Common and Common Equivalent Shares
     Foreign Currency Translation
     Income Taxes
     Cash Equivalents and Restricted Cash
     Derivative Financial Instruments
     Use of Estimates
     Reclassifications
     Operating Information
     Discontinued Operations
     Asset Write-down
     Equal Access Costs
     Debt
     Senior Credit Facility and Lines of Credit
     Income Taxes
     Redeemable Preferred Stock
     Equity
     Private Placement
     Employee Long Term Incentive Plan
     Employee Stock Purchase Plan
     Treasury Stock
     Commitments and Contingencies
     Operating Leases
     Employment and Other Agreements
     Purchase Commitment
     Defined Contribution Plans
     Annual Incentive Plan
     Legal Matters
     Geographic Area Information
     Related Party Transactions
     Subsequent Events

3.   Net Income Per Share
     --------------------

     Net income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period and net income reduced by preferred dividends and accreted costs. The average number of shares outstanding (adjusted for a three-for-two stock split - see Note 7) is computed as follows:

                           FOR THE SIX MONTHS ENDED  FOR THE THREE MONTHS ENDED
                                   JUNE 30,                    JUNE 30,
                           ------------------------  --------------------------

Average Number Outstanding:    1996          1995          1996         1995
                               ----          ----          ----         ----
Common Shares               12,984,746    10,999,349    14,006,468   11,593,416
Common Equivalent Shares     1,025,529       202,512     1,104,421      194,322
                            ----------    ----------    ----------   ----------

TOTAL                       14,010,275    11,201,861    15,110,889   11,787,738
                            ==========    ==========    ==========   ==========

Fully diluted income per share amounts are not presented for either period because inclusion of these amounts would be anti-dilutive.


4.   SFAS No. 123
     ------------

     The Company is required to adopt SFAS No. 123, Accounting for Stock-Based Compensation in 1996. This Statement encourages entities to adopt a fair value based method of accounting for employee stock option plans (whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the employee service period) rather than the current intrinsic value based method of accounting (whereby compensation cost is measured at the grant date as the difference between market value and the price for the employee to acquire the stock). If the Company elects to continue using the intrinsic value method accounting, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had applied, will need to be disclosed. Management has decided that the Company will not adopt the fair value based method of accounting for the Company's stock option plans and will include the required pro forma disclosures in the annual financial statements.

5.   Common Stock Offering
     ---------------------

     In May 1996, The Company completed a public offering of 2,012,500 (prior to the three-for-two stock split-see Note 7) shares of its Class A Common Stock at a price of $33.75 per share. The offering raised net proceeds of $63.1 million, after deduction of fees and expenses of $4.8 million.

6.   Purchase
     --------

     As of May 13, 1996, the Company, through its 70% owned subsidiary ACC TeleEnterprises Ltd., purchased certain assets of Internet Canada Corp. a company based in Toronto, Canada, which is engaged in the business of providing Internet access and home page design and development. The purchase price was Cdn. $3.0 million plus additional amounts to be calculated based on customer numbers at various dates, with the total not to exceed Cdn. $7.0 million. To date, Cdn. $4.2 million has been paid.

7.   Stock Split
     -----------

     On July 14, 1996, the Company's Board of Directors authorized a three-for-two stock split, in the form of a stock dividend to be issued on August 8, 1996, of the Company's Class A Common Stock to stockholders of record as of July 3, 1996. Per share amounts in the accompanying financial statements and footnotes have been adjusted for the split.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to material risks and uncertainties and other factors. For a discussion of material risks and uncertainties and other factors that could cause actual results to differ materially from the forward-looking statements, see "Recent Losses; Potential Fluctuations in Operating Results," "Need for Additional Capital," "Dependence on Transmission Facilities-Based Carriers and Suppliers," "Potential Adverse Effects of Regulation," "Increasing Domestic and International Competition," "Risks of Growth and Expansion," "Risks Associated with International Operations," "Dependence on Effective Information Systems," "Risks Associated With Acquisitions, Investments and Strategic Alliances," "Technological Changes May Adversely Affect Competitiveness and Financial Results," "Dependence on Key Personnel," "Risks Associated with Financing Arrangements; Dividend Restrictions," "Holding Company Structure; Reliance on Subsidiaries for Dividends," "Potential Volatility of Stock Price" and "Risks Associated with Derivative Financial Instruments" included under the caption "Company Risk Factors" in
Exhibit 99.1 hereto, which is incorporated by reference herein, and the Company's periodic reports and other documents filed with the SEC.

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


GENERAL

     The Company's revenue is comprised of toll revenue and leased lines and other revenue. Toll revenue consists of revenue derived from ACC's long distance and operator-assisted services. Leased lines and other revenue consists of revenue derived from the resale of local exchange services, data line services, direct access lines and monthly subscription fees. Network costs consist of expenses associated with the leasing of transmission lines, access charges and certain variable costs associated with the Company's network. The following table shows the total revenue (net of intercompany revenue) and billable long distance minutes of use attributable to the Company's U.S., Canadian and U.K. operations during the three and six month periods ended June 30, 1996 and 1995:

                                            THREE MONTHS ENDED JUNE 30,

                                             1996                 1995
                                             ----                 ----
                                          (DOLLARS AND MINUTES IN THOUSANDS)
                                       AMOUNT    PERCENT     AMOUNT   PERCENT
                                       ------    -------     ------   -------
TOTAL REVENUE:
- -------------
United States.....................    $ 28,980     36.2%   $ 13,556     32.6%
Canada............................      29,723     37.1%     19,908     47.8%
United Kingdom....................      21,386     26.7%      8,169     19.6%
                                       -------    ------    -------    ------
      Total.......................    $ 80,089    100.0%   $ 41,633    100.0%
                                      ========    ======   ========    ======

BILLABLE LONG DISTANCE MINUTES OF USE:
- -------------------------------------
United States.....................     136,932     32.0%    106,956     39.8%
Canada............................     168,435     39.3%    125,334     46.7%
United Kingdom....................     123,032     28.7%     36,157     13.5%
                                       -------     -----    -------     -----
      Total.......................     428,399    100.0%    268,447    100.0%

                                                SIX MONTHS ENDED JUNE 30,

                                             1996                    1995
                                          (DOLLARS AND MINUTES IN THOUSANDS)
                                        AMOUNT    PERCENT    AMOUNT    PERCENT
                                        ------    -------    ------    -------
TOTAL REVENUE:
- -------------
United States.....................    $ 48,732     33.2%     $28,576    35.1%
Canada............................      57,567     39.2%      39,191    48.2%
United Kingdom....................      40,643     27.6%      13,568    16.7%
                                       -------     -----     -------    -----
       Total......................    $146,942    100.0%     $81,335   100.0%
                                      ========    ======     =======   ======

BILLABLE LONG DISTANCE MINUTES OF USE:
- -------------------------------------
United States.....................     275,450     33.1%     224,413    41.5%
Canada............................     327,203     39.4%     256,244    47.3%
United Kingdom....................     228,653     27.5%      60,486    11.2%
                                       -------     -----     -------    -----
       Total......................     831,306    100.0%     541,143   100.0%
                                       =======    ======     =======   ======


     The following table presents certain information concerning toll revenue per billable long distance minute and network cost per billable long distance minute attributable to the Company's U.S., Canadian and U.K. operations during the three and six month periods ended June 30, 1996 and 1995:


                                       Three Months Ended     Six Months Ended
                                                       June 30,
                                        1996       1995        1996       1995
                                        ----       ----        ----       ----

TOLL REVENUE PER BILLABLE LONG
- ------------------------------
   DISTANCE MINUTE:
   ---------------
United States.....................     $.198       $.119       $.163      $.118
Canada............................      .156        .149        .156       .144
United Kingdom....................      .173        .225        .177       .224


NETWORK COST PER BILLABLE LONG
- ------------------------------
   DISTANCE MINUTE:
   ---------------
United States.....................     $.145       $.070       $.113      $.070
Canada............................      .114        .104        .110       .100
United Kingdom....................      .116        .165        .121       .164

     The Company believes that its historic revenue growth as well as its historic network costs and results of operations for its Canadian and U.K. operations generally reflect the state of development of the Company's operations, the Company's customer mix and the competitive and deregulatory environment in those markets. For the U.S. operation, 1996 revenue and network cost per minute have been inflated by non-recurring international carrier sales in the second quarter of 1996. The Company entered the U.S., Canadian and U.K. telecommunications markets in 1982, 1985 and 1993, respectively.

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

     The deregulatory trend in Canada, which commenced in 1989, has increased competition. ACC Canada experienced significant downward pressure on the pricing of its services during 1994. Although revenue per minute has increased from 1995 to 1996 due to changes in customer and product mix, the Company expects such downward pressure to continue. However it is expected that the pricing pressure may abate over time as the market matures. The impact of this pricing pressure on revenues of ACC Canada is being offset by an increase in the Canadian residential and student billable minutes of usage as a percentage of total Canadian billable minutes of usage, and introduction of new products and services including 800 service, local exchange resale, and Internet services. Toll revenue per billable minute attributable to residential and student customers in Canada generally exceeds the toll revenue per billable minute attributable to commercial customers. The Company expects that, based on existing and anticipated regulations and rulings, its Canadian contribution charges (access charges to originate calls from and terminate calls in the local exchange telephone network) will increase by up to approximately Cdn. $2.0 million in 1997 over 1996 levels, which the Company will seek to offset with increased volume efficiencies. However, additional reductions in contribution rates may offset this increase. The Company also believes that its network costs per billable minute in Canada may decrease during periods after 1996 if there is an anticipated increase in long distance transmission facilities available for lease from Canadian transmission facilities-based carriers as a result of expected growth in the number and capacity of transmission networks in that market. The foregoing forward-looking statements are based upon expectations of actions that may be taken by third parties, including Canadian regulatory authorities and transmission facilities-based carriers. If such third parties do not act as expected, the Company's actual results may differ materially from the foregoing discussion.

     The Company believes that, because deregulatory influences have only recently begun to impact the U.K. telecommunications industry, the Company will continue to experience a significant increase in revenue from that market during the next few years. The foregoing belief is based upon expectations of actions that may be taken by U.K. regulatory authorities and the Company's competitors; if such third parties do not act as expected, the Company's revenues in the U.K. might not increase. If ACC U.K. were to experience increased revenues, the Company believes it should be able to enhance its economies of scale and scope in the use of the fixed cost elements of its network. Nevertheless, the deregulatory trend in that market is expected to result in competitive pricing pressure on the Company's U.K. operations which could adversely affect revenues and margins. Since the U.K. market for transmission facilities is dominated by British Telecommunications PLC ("British Telecom") and Mercury Communications Ltd. ("Mercury"), the downward pressure on prices for services offered by ACC U.K. may not be accompanied by a corresponding reduction in ACC U.K.'s network costs and, consequently, could adversely affect the Company's business, results of operations and financial condition, particularly in the event revenue derived from the Company's U.K. operations accounts for an increasing percentage of the Company's total revenue. Moreover, the Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. As each of the telecommunications markets in which it operates continues to mature, the rate of growth in its revenue and customer base in each such market is likely to decrease over time.

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

     The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. The Company expects to focus in the near term on building and increasing its customer base, service offerings and targeted geographic markets, which will require it to increase significantly its expenses for marketing and development of its network and new services, and may adversely impact operating results from time to time. The Company's sales to other long distance carriers have been increasing due to the Company's marketing efforts to promote its lower international network costs. Revenues from other resellers accounted for approximately 57%, 18% and 14% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in the second quarter of 1996 and 46%, 13% and 13% for the six months ended June 30, 1996, and may account for a higher percentage in the future. Excluding non-recurring carrier revenue of $9.0 million during the second quarter, ACC U.S. carrier revenue was 25.0% of total revenue. With respect to these customers, the Company competes almost exclusively on price, does not have long term contracts and generates lower gross margins as a percentage of revenue. The Company's primary interest in carrier revenue is to utilize excess capacity on its network. Management believes that carrier revenue will represent less than 20% of total revenue as the Company's core businesses continue to grow. The foregoing forward-looking statement is based upon expectations with respect to growth in the Company's customer base and total revenues.
If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.


RESULTS OF OPERATIONS

     The following table presents, for the three and six month periods ended June 30, 1996 and 1995, certain Statement of Operations data expressed as a percentage of total revenue:

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30,
                                          1996(1)    1995     1996(1)   1995
                                          ----       ----     ----      ----
Revenue:
   Toll revenue                             93.2%    95.1%     92.7%    94.6%
   Leased lines and other                    6.8      4.9       7.3      5.4
                                           ------   ------    ------   ------

       Total revenue                       100.0    100.0     100.0    100.0
Network costs                               66.7     63.2      64.6     62.8
                                           -----    -----     -----    -----

Gross profit                                33.3     36.8      35.4     37.2
Other operating expenses:
   Depreciation and amortization             5.2      6.9       5.3      6.6
   Selling, general and administrative      24.2     32.0      25.9     32.2
                                           -----    -----     -----    -----

       Total other operating expenses       29.4     38.9      31.2     38.8

Income (loss) from operations                3.9     (2.1)      4.2     (1.6)
Total other income (expense)                (1.1)    (3.5)     (1.6)    (3.0)
Loss from operations before provision
  for income taxes and minority interest     2.8     (5.6)      2.6     (4.6)
Provision for income taxes                    .7      ---        .6       .4
Minority interest in (income) loss
  of consolidated subsidiary                 (.4)      .2       (.4)      .2
                                            -----    -----     -----    -----
Income (loss) from continuing operations     1.7%    (5.4)%     1.6%    (4.8)%
                                           ======    ======    =====    ======

(1) Includes the results of operations of Metrowide Communications acquired on August 1, 1995.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1995

     Revenue. Total revenue for the three months ended June 30, 1996 increased by 92.5% to $80.1 million from $41.6 million for the same period in 1995, reflecting growth in both toll revenue and leased lines and other revenue. Long distance toll revenue for the 1996 quarter increased by 88.4% to $74.6 million from $39.6 million in the 1995 quarter. In the United States, long distance toll revenue increased 112.2% as a result of a 28.0% increase in billable minutes of use, primarily due to increased international sales to interexchange carriers. The second quarter results include $9.0 million in non-recurring carrier revenue. Excluding this revenue, U.S. toll revenue increased 41.6% over the same quarter in 1995. In Canada, long distance toll revenue increased 40.3%, as a result of a 34.4% increase in billable minutes (primarily because of a 28.7% increase in the number of customer accounts from approximately 153,000 to approximately 197,000), and an increase in prices due to additional residential customers which typically have a higher revenue per minute. In the United Kingdom, long distance toll revenue increased 161.7%, due to a 240.3 % increase in billable minutes (primarily due to 168.8% increase in the number of customer accounts from approximately 16,000 to approximately 43,000), offset by lower prices that resulted from entering the commercial and residential markets and from competitive pricing pressure. Since the end of 1994, ACC's revenue per minute on a consolidated basis has been increasing slightly as a result of the increasing percentage of U.K. revenues and the Company's introduction of higher price per minute products, including international carrier revenue. Exchange rates did not have a material impact on revenue in either the U.K. or in Canada. At June 30, 1996, the Company had approximately 325,000 customer accounts compared to approximately 257,000 customer accounts at June 30, 1995, an increase of 26.5%.

     For the three months ended June 30, 1996, leased lines and other revenue increased by 175.0% to $5.5 million from $2.0 million for the same period in 1995. This increase was primarily due to the Metrowide Communications acquisition which occurred on August 1, 1995 (approximately $2.2 million) and local service revenue (approximately $1.0 million) generated through the Company's local exchange operations in upstate New York, which generated nominal revenues in 1995.

  Network Costs. Network costs increased to $53.4 million for the second quarter of 1996, from $26.3 million for the second quarter of 1995, due to the increase in billable long distance minutes. Network costs, expressed as a percentage of revenue, increased to 66.7% for the 1996 quarter from 63.2% for the 1995 quarter due to an increase in lower margin carrier traffic in the U.S, offset partially by improved margins in Canada and in the U.K., due to efficiencies in those markets. Excluding the $9.0 million in non-recurring carrier revenue, the U.S. margin would increase from 21.8% to 26.8%.

     Other Operating Expenses. Depreciation and amortization expense increased to $4.2 million for the second quarter of 1996 from $2.9 million for the second quarter of 1995. Expressed as a percentage of revenue, these costs decreased to 5.2% in 1996 from 6.9% in the 1995 quarter, reflecting the increase in revenue realized from year to year. The $1.3 million increase in depreciation and amortization expense was primarily attributable to assets placed in service throughout 1995, particularly the addition of a switching
center in Manchester, England.   Amortization of approximately $0.3 million
associated with the customer base and goodwill recorded in the Metrowide Communications and Internet Canada acquisitions also contributed to the increase.

     Selling, general and administrative expenses for the second quarter of 1996 were $19.4 million compared with $13.3 million for the second quarter of 1995. Expressed as a percentage of revenue, selling, general and administrative expenses were 24.2% for the second quarter of 1996, compared to 32.0% for the second quarter of 1995. The increase in selling, general and administrative expenses was primarily attributable to a $3.3 million increase in personnel related costs and a $1.9 million increase in customer related costs associated with the growth of the Company's customer bases and geographic expansion in each country. Also included in selling, general and administrative expenses for the second quarter of 1996 was approximately $1.0 million related to the Company's local service market sector in New York State compared to $0.5 million for the second quarter of 1995. The reduction in selling, general and administrative expenses as a percent of revenue is due to the Company's growth and increased efficiency.

     Other Income (Expense). Interest expense decreased to $1.3 million for the second quarter of 1996 compared to $1.4 million in 1995, due primarily to the repayment, in May 1996, of borrowings under the Credit Facility.
Interest income increased to $0.4 million for the 1996 quarter from $0.1 million in the 1995 quarter due to invested proceeds from the May 1996 Class A Common Stock offering.

     Foreign exchange gains and losses reflect changes in the value of Canadian and British currencies relative to the U.S. dollar for amounts borrowed by the foreign subsidiaries from ACC Corp. The Company continues to hedge all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains and losses. The Company does not engage in speculative foreign currency transactions. Due to this hedging, foreign exchange rate changes resulted in a nominal gain for the second quarter of 1996 compared to a nominal loss for the same period in 1995.

     Provision for income taxes reflects the anticipated income tax liability of the Company's U.S. operations based on its pretax income for the period. The provision for income taxes increased during the second quarter of 1996 compared to the same period in 1995 due to increased profitability in the U.S long distance business, and decreased losses in the local service business in the U.S. The Company does not provide for income taxes nor recognize a benefit related to income in foreign subsidiaries due to net operating loss carryforwards generated by those subsidiaries in prior years.

     Minority interest in (income) loss of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income or loss attributable to the approximately 30% of that subsidiary's common stock that is publicly traded in Canada. For the second quarter of 1996, minority interest in income of the consolidated subsidiary was $0.3 million compared to a minority interest in loss of consolidated subsidiary of $0.1 million in the second quarter of 1995.

     The Company's net income for the second quarter of 1996 was $1.5 million, compared to a net loss of $2.3 million for the second quarter of 1995. The second quarter 1996 net income resulted primarily from the Company's operations in Canada (approximately $0.7 million), and long distance operations in the U.S. (approximately $1.2 million) offset, in part, by net losses in the U.K. (approximately $0.3 million) and in the Company's local operations (approximately $0.1 million).

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

     Revenue. Total revenue for the six months ended June 30, 1996 increased by 80.7% to $146.9 million from $81.3 million for the same period in 1995, reflecting growth in both toll revenue and leased lines and other revenue. Long distance toll revenue for 1996 increased by 77.0% to $136.1 million from $76.9 million in 1995. In the United States, long distance toll revenue increased 68.4% as a result of a 22.7% increase in billable minutes of use primarily due to increased international sales to interexchange carriers. As previously mentioned, the second quarter results include $9.0 million in non-recurring carrier revenue. Excluding this revenue, U.S. toll revenue increased 34.5% over the same period in 1995. In Canada, long distance toll revenue increased 38.1%, as a result of 27.7% increase in billable minutes (primarily because of the previously mentioned increase in customer accounts) an increase in prices due to additional residential customers which typically have a higher revenue per minute. In the United Kingdom, long distance toll revenue increased 199.1%, due to a 278.0% increase in billable minutes (due to the previously mentioned increase in the number of customer accounts), offset by lower prices that resulted from entering the commercial and residential markets and from competitive pricing pressure. Since the end of 1994, ACC's revenue per minute on a consolidated basis has been increasing slightly as a result of the increasing percentage of U.K. revenues and the Company's introduction of higher price per minute products including international carrier revenue. In the first half of 1996, revenue per minute increases have been higher due to the increased sales to interexchange carriers. Exchange rates did not have a material impact on revenue in either the U.K. or in Canada.

     For the six months ended June 30, 1996, leased lines and other revenue increased by 145.4% to $10.8 million from $4.4 million for the same period in 1995. This increase was primarily due to the Metrowide Communications acquisition which occurred on August 1, 1995 (approximately $4.3 million) and local service revenue (approximately $1.6 million) generated through the Company's local exchange operations in upstate New York, which generated nominal revenues in 1995.

     Network Costs. Network costs increased to $95.0 million for the first six months of 1996, from $51.1 million for the same period in 1995, due to the increase in billable long distance minutes. Network costs, expressed as a percentage of revenue, increased to 64.6% for the 1996 period from 62.8% for the 1995 period due to an increase in lower margin carrier traffic in the U.S, offset partially by improved margins in Canada and the U.K., due to efficiencies in those markets. Excluding the second quarter U.S. non-recurring carrier revenue, the U.S. margin would improve from 25.1% to 28.3%.

     Other Operating Expenses. Depreciation and amortization expense increased to $7.8 million for the first six months of 1996 from $5.4 million for the same period of 1995. Expressed as a percentage of revenue, these costs decreased to 5.3% in 1996 from 6.6% in the 1995 period, reflecting the increase in revenue realized from year to year. The $2.4 million increase in depreciation and amortization expense was primarily attributable to assets placed in service throughout 1995, particularly the addition of a switching center in Manchester, England. Amortization of approximately $0.5 million associated with the customer base and goodwill recorded in the Metrowide Communications and Internet Canada acquisitions also contributed to the increase.

     Selling, general and administrative expenses for the first six months of 1996 were $38.0 million compared with $26.2 million for the same period of 1995. Expressed as a percentage of revenue, selling, general and administrative expenses were 25.9% for the first six months of 1996, compared to 32.2% for the same period of 1995. The increase in selling, general and administrative expenses was primarily attributable to a $6.4 million increase in personnel related costs and a $3.4 million increase in customer related costs associated with the growth of the Company's customer bases and geographic expansion in each country. Also included in selling, general and administrative expenses for the first six months of 1996 was approximately $0.7 million related to the Company's local service market sector in New York State compared to $0.1 million for the same period of 1995. The reduction in selling, general and administrative expenses as a percent of revenue is due to the Company's growth and increased efficiency.

     Other Income (Expense). Interest expense increased to $2.9 million for the six months ended June 30, 1996, from $2.4 million for the same period in 1995, due to the financing costs associated with the Company's Credit Facility. Interest income increased to $0.5 million for the six months ended June 30, 1996 compared to the same period in 1995, due to same period in 1995 due to the invested proceeds from the May 1996 Class A Common Stock offering.

     Foreign exchange gains and losses reflect changes in the value of Canadian and British currencies relative to the U.S. dollar for amounts borrowed by the foreign subsidiaries from ACC Corp. The Company continues to hedge all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains and losses. The Company does not engage in speculative foreign currency transactions. Due to this hedging, foreign exchange rate changes resulted in a nominal gain for the first six months of 1996 compared to a nominal loss for the same period in 1995.

     Provision for income taxes reflects the anticipated income tax liability of the Company's U.S. operations based on its pretax income for the period. The provision for income taxes increased during the first six months of 1996 compared to the same period in 1995 due to increased profitability in the U.S long distance business, and decreased losses in the local service business in the U.S. The Company does not provide for income taxes nor recognize a benefit related to income in foreign subsidiaries due to net operating loss carryforwards generated by those subsidiaries in prior years.

     Minority interest in (income) loss of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income or loss attributable to the approximately 30% of that subsidiary's common stock that is publicly traded in Canada. For the first six months of 1996, minority interest in income of the consolidated subsidiary was $0.6 million compared to a minority interest in loss of consolidated subsidiary of $0.1 million for the same period of 1995.

     The Company's net income for the first six months of 1996 was $2.3 million, compared to a net loss of $3.9 million for the same period of 1995. The 1996 net income resulted primarily from the Company's operations in Canada (approximately $1.4 million), and long distance operations in the U.S. (approximately $2.1 million) offset, in part, by net losses in the U.K. (approximately $0.8 million) and in the Company's local operations (approximately $0.4 million).

LIQUIDITY AND CAPITAL RESOURCES

     In May, 1996, the Company raised net proceeds of $63.1 million through the issuance of 2,012,500 million shares of its Class A Common Stock. The proceeds from this offering were used to reduce all indebtedness under the Company's Credit Facility and will be used to fund working capital, for capital expenditure requirements, and for general corporate purposes. Historically, the Company has satisfied its working capital requirements through cash flow from operations, through borrowings and financings from financial institutions, vendors and other third parties, and through the issuance of securities.

     Net cash flows used in operations were $0.5 million for the six months ended June 30, 1996 compared to net cash used in operations of $0.8 million for the same period in 1995. The increase of approximately $0.3 million in the cash flow provided by operating activities during the six months ended June 30, 1996 as compared to the same period of 1995 was primarily attributable to the improved financial performance of ACC Canada and ACC UK during the 1996 period in comparison to 1995 offset by a significant increase in accounts receivable resulting from the expansion of the Company's customer base and related revenues in all business segments. If additional competition were to result in significant price reductions that are not offset by reductions in network costs, net cash flows from operations would be materially adversely affected.

     Net cash flows used in investing activities were $11.9 million and $5.0 million for the six months ended June 30, 1996 and 1995, respectively. The increase of approximately $6.9 million in net cash flow used in investing activities during of 1996 as compared 1995 was primarily attributable to an increase in capital expenditures incurred by the Company's local exchange subsidiary (approximately $1.6 million), for computer software ($1.8 million), and for the purchase of assets and customer base from Internet Canada.

     Accounts receivable increased by 29.6% at June 30, 1996 as compared to December 31, 1995 as a result of expansion of the Company's customer base due to sales and marketing efforts.

     Other accrued expenses increased by 12.0% at June 30, 1996 as compared to December 31, 1995. This increase is primarily due to costs associated with the ACC Canada acquisition of assets from Internet Canada.

     The Company's principal need for working capital is to meet its selling, general and administrative expenses as its business expands. In addition, the Company's capital resources have been used for the Metrowide Communications and Internet Canada acquisitions, capital expenditures, various customer base acquisitions and, prior to the termination thereof during the second quarter of 1995, payments of dividends to holders of its Class A Common Stock. The Company has had a working capital deficit at the end of the last several years but, at June 30, 1996, the Company had a working capital surplus of approximately $29.4 million compared to a deficit of approximately $10.3 million at December 31, 1995, due to the receipt of the proceeds from the Class A Common Stock offering in May, 1996.

     The Company anticipates that, throughout the remainder of 1996, its capital expenditures will be approximately $23.0 million for the expansion of its network, the acquisition, upgrading and development of switches and other telecommunications equipment as conditions warrant, the development, licensing and integration of its management information system and other software, the development and expansion of its service offerings and customer programs and other capital expenditures. ACC expects that it will continue to make significant capital expenditures during future periods. The Company's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion (including the extent of local exchange services, which is particularly capital intensive), and acquisition opportunities, economic conditions, competition, regulatory developments, the availability of capital and the ability to incur debt and make capital expenditures under the terms of the Company's financing arrangements.

     The Company is obligated to pay the lenders under the Credit Facility a contingent interest payment based on the appreciation in market value of 140,000 shares of the Company's Class A Common Stock from $14.92 per share, subject to a minimum of $0.75 million and a maximum of $2.1 million. The payment is due upon the earlier of (i) January 21, 1997, (ii) any material amendment to the Credit Facility, (iii) the signing of a letter of intent to sell the Company or any material subsidiary, or (iv) the cessation of active trading of the Company's Class A Common Stock on other than a temporary basis. The Company is accruing this obligation over the 18-month period ending January 21, 1997 ($1.4 million has been accrued through June 30, 1996).

     Any holder of Series A Preferred Stock has the right to cause the Company to redeem such Series A Preferred Stock upon the occurrence of certain events, including the entry of a judgment against the Company or a default by the Company under any obligation or agreement for which the amount involved exceeds $500,000.

     As of June 30, 1996, the Company had approximately $30.4 million of cash and cash equivalents and maintained the $35.0 million Credit Facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based the Company's operating cash flow), under which no borrowings were outstanding and $3.0 million was reserved for letters of credit. The maximum aggregate principal amount of the Credit Facility is required to be reduced by $2.5 million per quarter commencing on July 1, 1997 and by $2.9 million per quarter commencing on January 1, 1999 until maturity on July 1, 2000.

     The Company also is obligated to pay, on demand commencing in August 1996, the remaining $0.7 million pursuant to a note issued in connection with the Metrowide Communications acquisition. In addition, the Company has $2.5 million, $2.6 million and $2.1 million of capital lease obligations which mature during 1996, 1997 and 1998, respectively. The Company's financing arrangements, which are secured by substantially all of the Company's assets and the stock of certain subsidiaries, require the Company to maintain certain financial ratios and prohibit the payment of dividends.

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. The Company does not use derivative financial instruments for speculative purposes. Foreign currency exchange contracts are used to mitigate foreign currency exposure and are intended to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The aggregate fair value, based on published market exchange rates, of the Company's foreign currency contracts at June 30, 1996 was $46.9 million. When applicable, interest rate swap agreements are used to reduce the Company's exposure to risks associated with interest rate fluctuations. As is customary for these types of instruments, collateral is generally not required to support these financial instruments.

     By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. However, at June 30, 1996, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. The Company controls its exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts, and management believes that reserves for losses are adequate. Based upon the Company's knowledge of the financial position of the counterparties to its existing derivative instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

     The Company believes that, under its present business plan, the net proceeds from the public offering of Class A Common Stock of the Company, together with borrowings under the Credit Facility, vendor financing and cash from operations will be sufficient to meet anticipated working capital and capital expenditure requirements of its existing operations. The forward-looking information contained in the previous sentence may be affected by a number of factors, including the matters described in this paragraph and in
Exhibit 99.1 attached hereto. The Company may need to raise additional capital from public or private equity or debt sources in order to finance its operations, capital expenditures and growth for periods after 1996.
Moreover, the Company believes that continued growth and expansion through acquisitions, investments and strategic alliances is important to maintain a competitive position in the market and, consequently, a principal element of the Company's business strategy is to develop relationships with strategic partners and to acquire assets or make investments in businesses that are complementary to its current operations. The Company may need to raise additional funds in order to take advantage of opportunities for acquisitions, investments and strategic alliances or more rapid international expansion, to develop new products or to respond to competitive pressures.
If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current shareholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of Class A Common Stock. There can be no assurance that the Company will be able to raise such capital on acceptable terms or at all. In the event that the Company is unable to obtain additional capital or is unable to obtain additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion opportunities and capital expenditures, which could have a material adverse effect on its business, results of operations and financial condition and could adversely impact its ability to compete.

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


SFAS NO. 123

     The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. This Statement encourages entities to adopt a fair value based method of accounting for employee stock option plans (whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the employee service period), rather than the current intrinsic value based method of accounting (whereby compensation cost is measured at the grant date as the difference between market value and the price for the employee to acquire the stock). If the Company elects to continue using the intrinsic value method of accounting, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, will need to be disclosed. Management has decided that the Company will not adopt the fair value based method of accounting for the Company's stock option plans and will include the required pro forma disclosures in the annual financial statements.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Shareholders on July 14, 1996. At that Meeting, there were four Proposals acted upon. The first was the election of the Company's Board of Directors. Richard T. Aab, Hugh F. Bennett, Arunas A. Chesonis, Willard Z. Estey, David K. Laniak, Daniel D. Tessoni and Robert M. Van Degna were each elected as Directors of the Company for a one-year term. The detail concerning the votes cast for and withheld from voting with respect to each such Director is as follows:

Votes:
- -----
      Name:                  For         Withheld
      ----                   ---         --------

      R. T. Aab           6,438,897      317,731
      H. F. Bennett       6,439,635      316,993
      A. A. Chesonis      6,439,636      316,992
      W. Z. Estey         6,435,835      317,793
      D. K. Laniak        6,439,405      317,223
      D. D. Tessoni       6,390,135      366,493

     Under the terms of the Company's Series A Preferred Stock, the holders of the Series A Preferred Stock unanimously elected Robert M. Van Degna as their representative on the Company's Board of Directors.

There were no other Directors whose terms of office continued after this Meeting.

     Also at this Meeting, the Company's shareholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for its 1996 fiscal year. The detail concerning the votes cast for, against, and abstaining from voting with respect to this Proposal is as follows:

Votes:
- -----
           For            Against          Abstaining
           ---            -------          ----------

        6,658,321         82,420              15,887

There were no broker non-votes with respect to this Proposal.

     Also at this Meeting, the Company's shareholders approved an amendment to the Company's Long Term Incentive Plan to increase the number of shares of the Company's Class A Common Stock authorized for issuance by 500,000 shares. The detail concerning the votes cast for, against and abstaining from voting with respect to this proposal is as follows:


Votes:
- -----
           For          Against         Abstaining
           ---          -------         ----------

        3,902,116      1,275,472          44,120

There were 1,534,920 broker non-votes with respect to this Proposal.

     Also at this Meeting, the Company's shareholders approved the adoption of a Non-Employee Directors' Stock Option Plan. The detail concerning the votes cast for, against and abstaining from voting with respect to this Proposal is as following:

Votes:
- -----
            For          Against         Abstaining
            ---          -------         ----------

         4,004,039      1,274,403          53,157

There were 1,425,029 broker non-votes with respect to this proposal.


ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  See Exhibit Index.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                        ACC CORP.
                                        (Registrant)


Dated:  August 12, 1996                 /s/ Michael R. Daley
                                        ------------------------------------
                                        Michael R. Daley
                                        Executive Vice President
                                        and Chief Financial Officer


Dated:  August 12, 1996                 /s/ Sharon L. Barnes
                                        ------------------------------------
                                        Sharon L. Barnes
                                        Controller

EXHIBIT INDEX

EXHIBIT NUMBER           DESCRIPTION                     LOCATION

11.1               Statement re Computation of     See note 3 to the notes to
                   Per Share Earnings              Consolidated Financial
                                                   Statements filed herewith

27.1               Financial Data Schedule         Filed herewith

99.1               Company Risk Factors            Filed herewith