Form 10-Q
period 1996-09-30
ACC CORP
filed 1996-11-14
CIK 783233

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

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

Yes   X                      No

As of November 1, 1996, the Registrant had issued and outstanding 16,521,691 shares of its Class A Common Stock, par value $.015 per share, and 0 shares of its Series A Preferred Stock.

The Index of Exhibits filed with this Report is found at Page 24.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 ACC CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                      (Amounts in thousands, except share and per share data)

                              Three months ended         Nine months ended
                                 September 30,              September 30,
                               1996        1995           1996          1995
                             ____________ ___________   ____________  _____________
Revenue:
   Toll revenue              $     70,226 $    42,322   $    206,362  $    119,268
    Local service and other         7,059       3,589         17,865         7,973
                             ____________ ___________   ____________  ____________
                                   77,285      45,911        224,227       127,241

Network costs                      48,815      28,105        143,803        79,163
                             ____________ ___________   ____________  ____________
Gross profit                       28,470      17,806         80,424        48,078

Other operating expenses:
  Depreciation and amortiza-
     tion                           4,266       3,011         12,061         8,405
  Selling, general and
    administrative                 20,995      15,159         58,977        41,345
                             ____________ ___________   ____________  ____________
                                   25,261      18,170         71,038        49,750
                             ____________ ___________   ____________  ____________
 Income (loss) from
   operations                       3,209        (364)         9,386        (1,672)

Other income (expense):
  Interest expense                 (1,015)     (1,396)        (3,908)       (3,812)
  Interest income                     829          56          1,286           146
  Foreign exchange gain
    (loss)                             22         (14)            48          (109)
                             ____________ ___________   ____________  ____________
                                     (164)     (1,354)        (2,574)       (3,775)
                             ____________ ___________   ____________  ____________
 Income (loss) before
   provision for income
   taxes and minority
   interest                         3,045      (1,718)         6,812        (5,447)

 Provision for  income taxes          543         249          1,396           538
                             ____________ ___________   ____________  ____________
 Income (loss) before
   minority interest                2,502      (1,967)         5,416        (5,985)

Minority interest in (income)
  loss of
  consolidated subsidiary            (303)        118           (899)          225
                             ____________ ___________   ____________  ____________
 Net income (loss)                  2,199      (1,849)         4,517        (5,760)
 Less Series A
    preferred stock dividend         (334)        -           (1,022)          -
 Less Series A preferred
    stock accretion                  (872)        -           (1,496)          -
                             ____________ ___________   ____________  ____________

 Income (loss) applicable
   to common stock           $        993 $    (1,849)  $      1,999  $     (5,760)
                             ____________ ___________   ____________  ____________
Net income (loss) per common
  & common equivalent share  $       0.06 $     (0.15)  $       0.13  $      (0.50)
                             ____________ ___________   ____________  ____________
Average number of common
 and common equivalent
 shares (Note 7)               16,694,546  11,967,338     14,984,299    11,464,761
                             ____________ ___________   ____________  ____________

                 ACC CORP. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
         (Amounts in thousands, except share data)


                                          September 30,    December 31,
                                              1996             1995
                                          _____________    ____________
                                          (unaudited)
Current assets:
 Cash and cash equivalents               $  23,122         $    518
 Accounts receivable, net of allowance
  for doubtful accounts of $3,889 in
  1996 and $2,085 in 1995                   53,327           38,978
 Other receivables                           2,600            3,965
 Prepaid expenses and other assets           3,517            2,265
                                           ________         _______
  Total current assets                      82,566           45,726
                                           ________         _______
Property, plant and equipment:
 At cost                                    98,686           83,623
 Less-accumulated depreciation and
  amortization                             (35,121)         (26,932)
                                           ________         _______
                                            63,565           56,691
                                           ________         _______

Other assets:
 Goodwill and customer base, net            16,448           14,072
 Deferred installation costs, net            3,664            3,310
 Other                                       6,823            4,185
                                           ________         _______
                                            26,935           21,567
                                           ________         _______
   Total assets                           $173,066         $123,984

Current liabilities:
 Notes payable                            $    -           $  1,966
 Current maturities of
  long-term debt                             3,151            2,919
 Accounts payable                            6,890            7,340
 Accrued network costs                      25,937           28,192
 Other accrued expenses                     16,345           15,657
                                           ________        ________
   Total current liabilities                52,323           56,074
                                           ________        ________
Deferred income taxes                        2,939            2,577
                                           ________        ________
Long-term debt                               6,884           28,050
                                           ________        ________
Redeemable Series A Preferred Stock, $1.00
par value, $1,000 liquidation value,
cumulative, convertible, Authorized-
10,000 shares; Issued - 10,000 shares       11,929            9,448
                                           ________         _______
Minority interest                            2,527            1,428
                                           ________         _______
Shareholders' equity (Note 7):
 Preferred Stock, $1.00 par value,
 Authorized - 1,990,000 shares;
 Issued - no shares                             -                -
 Class A Common Stock, $.015 par value
  Authorized - 50,000,000 shares;
  Issued - 16,464,284 in 1996 and
  12,925,889  in 1995                          247              194
 Class B Common Stock, $.015 par value,
  Authorized - 25,000,000 shares;
  Issued - no shares                            -                -
 Capital in excess of par value             98,319           32,846
 Cumulative translation adjustment            (936)            (950)
 Retained earnings (deficit)                   444           (4,073)
                                           ________         _______
                                            98,074           28,017
 Less-
 Treasury stock, at cost (1,089,884
   shares)                                  (1,610)          (1,610)
                                           _______          _______
   Total shareholders' equity               96,464           26,407
                                           _______          _______
    Total liabilities and
    shareholders' equity                  $173,066         $123,984
                                          ________         ________

                        ACC CORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                  (Amounts in 000's, except per share data)

                                                 FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  1996                1995
                                                __________         ___________
Cash flows from operating activities:
 Net income (loss)                               $ 4,517            ($5,760)
                                                __________         ___________
 Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                  12,061              8,405
   Deferred income taxes                             362                515
   Minority interest in income of
       consolidated subsidiary                       899               (225)
   Unrealized foreign exchange (gain) loss          (137)               430
   Amortization of deferred financing costs          316                165
   Loss on disposal of equipment                      -                 193
   (Increase)decrease in assets:
      Restricted cash                                 -                  -
      Accounts receivable, net                   (14,225)           (10,040)
      Other receivables                            1,653                252
      Prepaid and other assets                    (1,228)              (329)
      Deferred installation costs                 (1,943)            (1,160)
      Other                                         (390)               415
   Increase(decrease) in liabilities:
      Accounts payable                              (371)            (8,217)
      Accrued network costs                       (2,326)            15,041
      Other accrued expenses                        (780)             3,305
                                                ___________        __________
       Total adjustments                          (6,109)             8,750
                                                ___________        __________
        Net cash provided by (used in)
          operating activities                    (1,592)             2,990
                                                ___________        __________
Cash flows from investing activities:
   Capital expenditures, net                     (14,865)            (8,709)
   Payment for purchase of subsidiary,
      net of cash acquired                           -               (1,386)
   Cash paid for acquisition of customer base     (2,226)              (229)
                                                __________         __________
        Net cash used in investing activities    (17,091)           (10,324)
                                                __________         __________
Cash flows from financing activities:
  Borrowings under lines of credit                19,500             (7,602)
  Repayments under lines of credit               (40,413)                -
  Repayment of notes payable                      (2,586)                -
  Repayment of long-term debt                     (2,841)            (1,734)
  Proceeds from issuance of common stock          68,476             11,395
  Proceeds from issuance of preferred stock          -               10,000
  Financing costs                                   (441)            (2,807)
  Dividends paid                                     -                 (440)
                                                __________         __________
    Net cash provided by financing activities     41,695              8,812

Effect of exchange rate changes on cash             (408)              (827)
                                                __________         __________
Net increase in cash from operations              22,604                651

Cash and cash equivalents at beginning
   of period                                         518              1,021
                                                __________         __________
Cash and cash equivalents at end of period        $23,122            $1,672
                                                __________         __________
Supplemental disclosures of cash flow
   information:
Cash paid during the period for:
  Interest                                         $2,326             $2,831
                                                __________         __________
  Income taxes                                     $1,033               $103
                                                __________         __________
Supplemental schedule of noncash
   investing activities:
  Equipment purchased through capital leases       $2,775             $2,995
                                                __________         __________
  Purchase of subsidiary with
     short-term notes payable                         -               $2,966
                                                __________         __________

ACC CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 1996


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

          As used herein, unless the context otherwise requires, the "Company" and "ACC" refer to ACC Corp. and its subsidiaries, including ACC Long Distance Corp. ("ACC U.S."), ACC TelEnterprises Ltd., the Company's approximately 70% (93% as of October, 1996) owned Canadian subsidiary ("ACC Canada"), and ACC Long Distance UK Ltd. ("ACC U.K.").
In this Form 10-Q, references to "dollar" and "$" are to United States dollars, references to "Cdn. $" are to Canadian dollars, references to "<pound-sterling>" are to English pounds sterling, the terms "United States" and "U.S." mean the United States of America and, unless the context otherwise requires, its states, territories and possessions and all areas subject to its jurisdiction, and the terms "United Kingdom" and "U.K." mean England, Scotland and Wales.

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

3.        NET INCOME PER SHARE

          Net income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period and net income reduced by preferred dividends and accreted costs. The average number of shares outstanding (adjusted for a three-for-two stock split - see Note 7) is computed as follows:

                              For the Nine Months      For the Three Months
                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                              --------------------     ---------------------
                               1996          1995      1996           1995
Average Number Outstanding:

Common Shares               13,767,380    11,217,241  15,315,633  11,645,924
Common Equivalent Shares     1,216,919       247,520   1,378,913     321,414
                            ----------    ----------  ----------- ----------
TOTAL                       14,984,299    11,464,761  16,694,546  11,967,338

Fully diluted income per share amounts are not presented for any period because inclusion of these amounts would be anti-dilutive.


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

5.   COMMON STOCK OFFERINGS

     In May 1996, the Company completed a public offering of 3,018,750 shares of its Class A Common Stock at a price of $22.50 per share. The offering raised net proceeds of $63.1 million, after deduction of fees and expenses of $4.8 million.

     In October 1996, the Company completed a public offering of 1,194,722 shares of its Class A Common Stock, on behalf of selling shareholders, at a price of $45 per share. 937,500 of the shares resulted from the conversion to Class A Common Stock of all of the outstanding Series A Preferred Stock. Additionally, outstanding warrants to purchase the Company's Class A Common Stock were exercised by the warrant holders and the underlying shares of Class A Common Stock were sold. The Company received the exercise price of the warrants and stock options, approximately $2.1 million, but the proceeds from the offering were received by the selling shareholders. Had the conversion of the Series A Preferred Stock occurred at the beginning of the quarter and the year to date period, the proforma earnings per share for the three and nine months ended September 30, 1996 would have been $0.12 and $0.28, respectively.

6.   ACQUISITION

     As of May 13, 1996, the Company, through its 70% owned subsidiary ACC TelEnterprises Ltd., purchased certain assets of Internet Canada Corp., a company based in Toronto, Canada, which is engaged in the business of providing internet access and home page design and development. The purchase price was Cdn. $3.0 million plus additional amounts to be calculated based on the number of customer subscribers at various dates, with the total not to exceed Cdn. $7.0 million. As of October 31, 1996, Cdn. $4.2 million has been paid.

7.   STOCK SPLIT

     On July 14, 1996, the Company's Board of Directors authorized a three-for-two stock split, in the form of a stock dividend issued on August 8, 1996, of the Company's Class A Common Stock to shareholders of record as of July 3, 1996. Share and per share amounts in the accompanying financial statements and footnotes have been adjusted for the split.

1. MINORITY INTEREST REPURCHASE

     During the quarter, the Company made a cash tender offer of Cdn. $21.50 per share (total purchase price of Cdn. $49.4 million or US $36.0 million) for the repurchase of the minority-held shares of ACC TelEnterprises Ltd. As of the beginning of the quarter, the Company owned approximately 70% of the issued and outstanding common shares of ACC TelEnterprises Ltd. and the remaining common shares were publicly held. In September, 1996, the tender offer was approved by the Boards of Directors of both companies.

     In October, 1996, 1.8 million of the outstanding shares, representing approximately 80% of the minority interest, were tendered and purchased by the Company, increasing the Company's ownership in ACC Canada to 93%. As fewer than 90% of the publicly held shares (on a fully diluted basis) were deposited under the tender offer, the Company intends to consider other transactions that will result in ACC TelEnterprises becoming a wholly-owned subsidiary of the Company. The Company has formed a subsidiary which will amalgamate with ACC Canada, subject to majority approval by shareholders. The Company will be able to vote the shares acquired in the tender offer. The Company expects to have fully acquired the minority interest by the end of the fourth quarter of 1996.

2. SUBSEQUENT EVENTS

     In October, 1996, the Company's Chief Executive Officer was elected Chairman of the Board of Directors of the Company. The former Chairman resigned to pursue other entrepreneurial interests, but will remain a director and employee of the Company. If the former Chairman's employment with the Company were to terminate, he would be entitled to receive from the Company a payment of $1 million, payable in three equal annual installments, subject to the terms and conditions of his employment agreement.

     The Company has received a commitment letter from a financial institution to provide a $100 million credit facility to the Company, which will amend and restate the current $35 million credit facility.
The Company expects to execute definitive credit documents and close on the new credit facility in the fourth quarter. The Company anticipates that the new credit facility will be syndicated among several financial institutions. The facility will provide additional working capital, capital for acquisitions, and will contain generally more flexible terms and conditions than the current credit facility. If the facility is closed in the fourth quarter of 1996, the maximum aggregate principal amount of the new facility would be required to be reduced by $8 million per quarter commencing on December 31, 1998 until September 30, 2000, and by $9 million per quarter commencing on December 31, 2000 until maturity of the loan in October 2001.

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

GENERAL

     The Company's revenue is comprised of toll revenue and local service and other revenue.  Toll revenue consists of revenue derived from ACC's long distance and operator-assisted services. Local service and other revenue consists of revenue derived from the resale of local exchange services, data line services, direct access lines and monthly subscription fees. Network costs consist of expenses associated with the leasing of transmission lines, access charges and certain variable costs associated with the Company's network. The following table shows the total revenue (net of intercompany revenue) and billable long distance minutes of use attributable to the Company's U.S., Canadian and U.K. operations during the three and nine month periods ended September 30,
1996 and 1995:
                                          THREE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------------
                                           1996                  1995

                                        (Dollars and minutes in thousands)
                                  AMOUNT       PERCENT     AMOUNT     PERCENT
                                  -------      -------    --------    -------
Total Revenue:
United States                    $ 23,107       29.9%     $ 15,291      33.3%
Canada                             29,804       38.6%       20,547      44.8%
United Kingdom                     24,374       31.5%       10,073      21.9%
                                  --------     --------   ---------   -------
      Total                      $ 77,285      100.0%     $ 45,911     100.0%

BILLABLE LONG DISTANCE MINUTES OF USE:
United States                     142,157       31.3%      119,399       41.7%
Canada                            170,667       37.6%      120,585       42.2%
United Kingdom                    141,452       31.1%       46,119       16.1%
                                 ---------      -----      --------      -----
     Total                        454,276      100.0%      286,103      100.0%



                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                           1996                  1995
                                  ---------------------   ------------------
                                        (Dollars and minutes in thousands)
                                  AMOUNT       PERCENT    AMOUNT      PERCENT
                                  -------      -------    -------     -------
Total Revenue:
United States                    $ 71,840        32.0%     $43,863      34.5%
Canada                             87,370        39.0%      59,737      46.9%
United Kingdom                     65,017        29.0%      23,641      18.6%
                                 ---------      -------   ---------    ------
      Total                      $224,227       100.0%    $127,241     100.0%

BILLABLE LONG DISTANCE MINUTES OF USE:
United States                     417,607        32.4%     343,813      41.6%
Canada                            497,870        38.6%     376,829      45.5%
United Kingdom                    374,315        29.0%     106,605      12.9%
                                  -------       ------     --------     -----
     Total                      1,289,792       100.0%     827,247     100.0%




     The following table presents certain information concerning toll revenue per billable long distance minute and network cost per billable long distance minute attributable to the Company's U.S., Canadian and U.K. operations during the three and nine month periods ended September 30, 1996 and 1995:

                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                   ------------------  -----------------
                                                     September 30,
                                   1996       1995        1996      1995
                                   ------     ------      -----    -----
TOLL REVENUE PER BILLABLE LONG DISTANCE MINUTE:
United States                       $.141      $.121       $.155   $.119
Canada                               .152       .149        .154    .145
United Kingdom                       .172       .215        .173    .220


NETWORK COST PER BILLABLE LONG DISTANCE MINUTE:
United States                       $.100      $.069       $.109   $.069
Canada                               .108       .107        .110    .102
United Kingdom                       .114       .152        .117    .159

     The Company believes that its historic revenue growth as well as its historic network costs and results of operations for its Canadian and U.K. operations generally reflect the state of development of the Company's operations, the Company's customer mix and the competitive and deregulatory environment in those markets. For U.S. operations, 1996 revenue and network cost per minute have been increased by non-recurring international carrier sales in the second quarter of 1996. The Company believes that toll revenue per billable minute and network cost per billable minute will be lower in future periods, due to competitive pressures. The Company entered the U.S., Canadian and U.K. telecommunications markets in 1982, 1985 and 1993, respectively.

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

     The deregulatory trend in Canada, which commenced in 1989, has increased competition. ACC Canada experienced significant downward pressure on the pricing of its services during 1994. Although revenue per minute has increased from 1995 to 1996 due to changes in customer and product mix, the Company expects such downward pressure to continue, however it is expected that the pricing pressure may abate over time as the market matures. The impact of this pricing pressure on revenues of ACC Canada is being offset by an increase in the Canadian residential and student billable minutes of usage as a percentage of total Canadian billable minutes of usage, and introduction of new products and services including 800 service, local exchange resale, and internet services. Toll revenue per billable minute attributable to residential and student customers in Canada generally exceeds the toll revenue per billable minute attributable to commercial customers. The Company expects that, based on existing and anticipated regulations and rulings, its Canadian contribution charges (access charges to originate calls from and terminate calls in the local exchange telephone network) will increase by up to approximately Cdn. $2.0 million in 1997 over 1996 levels, which the Company will seek to offset with increased volume efficiencies, and additional reductions in contribution rates may also offset this increase. The Company also believes that its network costs per billable minute in Canada may decrease during periods after 1996 if there is an anticipated increase in long distance transmission facilities available for lease from Canadian transmission facilities-based carriers as a result of expected growth in the number and capacity of transmission networks in that market. The foregoing forward-looking statements are based upon expectations of actions that may be taken by third parties, including Canadian regulatory authorities and transmission facilities-based carriers. If such third parties do not act as expected, the Company's actual results may differ materially from the foregoing discussion.

     The Company believes that, because deregulatory influences have only fairly recently begun to impact the U.K. telecommunications industry, the Company will continue to experience a significant increase in revenue from that market during the next several quarters. The foregoing belief is based upon expectations of actions that may be taken by U.K. regulatory authorities and the Company's competitors; if such third parties do not act as expected, the Company's revenues in the U.K. might not increase. If ACC U.K. were to experience increased revenues, the Company believes it should be able to enhance its economies of scale and scope in the use of the fixed cost elements of its network.
Nevertheless, the deregulatory trend in that market is expected to result in competitive pricing pressure on the Company's U.K. operations which could adversely affect revenues and margins. Since the U.K. market for transmission facilities is dominated by British Telecommunications PLC ("British Telecom") and Mercury Communications Ltd. ("Mercury"), the downward pressure on prices for services offered by ACC U.K. may not be accompanied by a corresponding reduction in ACC U.K.'s network costs in the short term and, consequently, could adversely affect the Company's business, results of operations and financial condition, particularly in the event revenue derived from the Company's U.K. operations accounts for an increasing percentage of the Company's total revenue. Moreover, the Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. As each of the telecommunications markets in which it operates continues to mature, the rate of growth in its revenue and customer base in each such market is likely to decrease over time.

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

     The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. The Company expects to focus in the near term on building and increasing its customer base, service offerings and targeted geographic markets, which will require it to increase significantly its expenses for marketing and development of its network and new services, and may adversely impact operating results from time to time. The Company's sales to other long distance carriers have been increasing due to the Company's marketing efforts to promote its lower international network costs. Revenues from other resellers accounted for approximately 42%, 15% and 24% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in the third quarter of 1996 and 45%, 14% and 17% for the nine months ended September 30, 1996. With respect to these customers, the Company competes almost exclusively on price, does not have long term contracts and generates lower gross margins as a percentage of revenue. The Company's primary interest in carrier revenue is to utilize excess capacity on its network. Management believes that carrier revenue will represent less than 20% of consolidated total revenue as the core businesses continue to grow. The foregoing forward-looking statement is based upon expectations with respect to growth in the Company's customer base and total revenues. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.


RESULTS OF OPERATIONS

     The following table presents, for the three and nine month periods ended September 30, 1996 and 1995, certain Statement of Operations data expressed as a percentage of total revenue{(1)}:

                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                  ------------------   -----------------
                                             SEPTEMBER 30,
                                  1996         1995     1996       1995
                                  -------     ------    -----      -----
Revenue:
    Toll revenue                     90.9%      92.2%    92.0%     93.7%
    Local service and other           9.1        7.8      8.0       6.3
                                    ------      ------   ------    ------
        Total revenue               100.0       100.0    100.0    100.0
Network costs                        63.2        61.2     64.1     62.2
                                    ------      ------   ------   --------
Gross profit                         36.8        38.8     35.9     37.8
Other operating expenses:
    Depreciation and amortization     5.5         6.6      5.4      6.6
    Selling, general and
      administrative                 27.2        33.0     26.3     32.5
                                    ------      ------    -----   ------
     Total other operating expenses  32.7        39.6     31.7     39.1

Income (loss) from operations         4.1        (0.8)     4.2     (1.3)
Total other income (expense)         (0.2)       (2.9)    (1.1)    (3.0)
Income (loss) from operations
  before provision
  for income taxes and minority
  interest                            3.9        (3.7)     3.1     (4.3)
Provision for income taxes             .7          .5       .6       .4
Minority interest in (income) loss
 of consolidated subsidiary           (.4)         .3     (0.4)      .2
                                     ------     ------    ------   ------
Income (loss) from continuing
  operations                          2.8%       (3.9)%    2.1%    (4.5)%
                                     ------    --------   ------   ------

(1) Includes the results of operations of Metrowide Communications acquired on August 1, 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue. Total revenue for the three months ended September 30, 1996 increased by 68.4% to $77.3 million from $45.9 million for the same period in 1995, reflecting growth in toll revenue and local service and other revenue. Long distance toll revenue for the 1996 quarter increased by 66.0% to $70.2 million from $42.3 million in the 1995 quarter. In the U.S., long distance toll revenue increased 39.3% as a result of a 19.0% increase in billable minutes of use, primarily due to increased international sales to carriers. These international sales have higher rates per minute, also contributing to the increase in revenue. In Canada, long distance toll revenue increased 44.0%, as a result of a 41.5% increase in billable minutes (primarily due to a 40.0% increase in the number of customer accounts from approximately 160,000 to approximately 224,000), and an increase in prices due to additional residential customers which typically have a higher revenue per minute. In the U.K., long distance toll revenue increased 144.4%, due to significant volume increases (primarily due to a 187.5% increase in the number of customer accounts from approximately 16,000 to approximately 46,000), offset by lower prices that resulted from entering the commercial and residential markets and from competitive pricing pressure. Since the end of 1994, ACC's revenue per minute on a consolidated basis has been increasing slightly as a result of the increasing percentage of U.K. revenues and the Company's introduction of higher price per minute products, including international carrier revenue. Exchange rates did not have a material impact on revenue in either the U.K. or Canada. At September 30, 1996, the Company had approximately 382,000 customer accounts compared to approximately 286,000 customer accounts at September 30, 1995, an increase of 33.6%.

     For the three months ended September 30, 1996, local service and other revenue increased by 96.7% to $7.1 million from $3.6 million for the same period in 1995. This increase was primarily due to the Metrowide Communications acquisition which occurred on August 1, 1995 (approximately $1.6 million) and operations in upstate New York (approximately $1.6 million).

     GROSS PROFIT. Gross profit, defined as revenue less network costs, for the third quarter increased to $28.5 million from $17.8 million for the 1995 quarter, primarily due to the increases in revenue discussed above.
Expressed as a percentage of revenue, gross profit decreased to 36.8% for the 1996 quarter from 38.8% for the 1995 quarter due to an increase in lower margin carrier traffic in the U.S, offset partially by improved margins in Canada due to network efficiencies.

     OTHER OPERATING EXPENSES. Depreciation and amortization expense increased to $4.3 million for the third quarter of 1996 from $3.0 million for the third quarter of 1995. Expressed as a percentage of revenue, these costs decreased to 5.5% in 1996 from 6.6% in the 1995 quarter, reflecting the increase in revenue realized from year to year. The $1.3 million increase in depreciation and amortization expense was primarily attributable to assets placed in service throughout 1995 and the first nine months of 1996, particularly the addition of a switching center in
Manchester, England.   Amortization of approximately $0.3 million
associated with the customer base and goodwill recorded in the Metrowide Communications and Internet Canada acquisitions also contributed to the increase.

     Selling, general and administrative expenses for the third quarter of 1996 were $21.0 million compared with $15.2 million for the third quarter of 1995. Expressed as a percentage of revenue, selling, general and administrative expenses were 27.2% for the third quarter of 1996, compared to 33.0% for the third quarter of 1995. The increase in selling, general and administrative expenses was primarily attributable to a $3.5 million increase in personnel related costs and a $1.4 million increase in customer related costs associated with the growth of the Company's customer bases and geographic expansion in each country. Also included in selling, general and administrative expenses for the third quarter of 1996 was approximately $1.2 million related to the Company's local service market sector in New York State compared to $0.4 million for the third quarter of 1995. The reduction in selling, general and administrative expenses as a percent of revenue is due to the Company's growth and increased efficiency.

     OTHER INCOME (EXPENSE). Interest expense decreased to $1.0 million for the third quarter of 1996 compared to $1.4 million in 1995, due primarily to the repayment, in May 1996, of borrowings under the Company's credit facility. Interest income increased to $0.8 million for the 1996 quarter from $0.1 million in the 1995 quarter due to invested proceeds from the May 1996 Class A Common Stock offering.

     Foreign exchange gains and losses reflect changes in the value of Canadian and British currencies relative to the U.S. dollar for amounts borrowed by the foreign subsidiaries from ACC Corp. The Company continues to hedge substantially all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains and losses. The Company does not engage in speculative foreign currency transactions. Due to this hedging, foreign exchange rate changes resulted in a nominal gain for the third quarter of 1996 compared to a nominal loss for the same period in 1995.

     Provision for income taxes reflects the anticipated income tax liability of the Company's U.S. operations based on its pretax income for the period. The provision for income taxes increased during the third quarter of 1996 compared to the same period in 1995 due to increased profitability in the U.S business. The Company does not provide for income taxes nor recognize a benefit related to income in foreign subsidiaries due to net operating loss carryforwards generated by those subsidiaries in prior years.

     Minority interest in (income) loss of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income or loss attributable to the approximately 30% (approximately 7% subsequent to October, 1996) of that subsidiary's common stock that is publicly traded in Canada. For the third quarter of 1996, minority interest in income of the consolidated subsidiary was $0.3 million compared to a minority interest in loss of consolidated subsidiary of $0.1 million in the third quarter of 1995.


     The Company's net income for the third quarter of 1996 was $2.2 million, compared to a net loss of $1.8 million for the third quarter of
1995.   The third quarter 1996 net income resulted primarily from the
Company's operations in Canada (approximately $0.6 million), operations in the U.S. (approximately $1.3 million) and operations in the U.K. (approximately $0.3 million).

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue. Total revenue for the nine months ended September 30, 1996 increased by 76.3% to $224.2 million from $127.2 million for the same period in 1995, reflecting growth in both toll revenue and local service and other revenue. Long distance toll revenue for 1996 increased by 73.0% to $206.4 million from $119.3 million in 1995. In the U.S., long distance toll revenue increased 58.2% as a result of a 21.5% increase in billable minutes of use primarily due to increased international sales to carriers. These international sales have a higher rate per minute, also contributing to the revenue increase. The 1996 results include $9.0 million in non-recurring carrier revenue. Excluding this non-recurring revenue, U.S. toll revenue increased 36.3% over the same period in 1995. In Canada, long distance toll revenue increased 40.0%, as a result of 32.1% increase in billable minutes (primarily due to the previously mentioned increase in customer accounts) and a slight increase in prices due to additional residential customers which typically have a higher revenue per minute. In the U.K., long distance toll revenue increased 176.0%, due to significant volume increases (due to the previously mentioned increase in the number of customer accounts), offset by lower prices that resulted from expanding the commercial and residential markets and from competitive pricing pressure. Since the end of 1994, ACC's revenue per minute on a consolidated basis has been increasing slightly as a result of the increasing percentage of U.K. revenues and the Company's introduction of higher price per minute products including international carrier revenue. In the first half of 1996, revenue per minute increases have been higher due to the increased sales to carriers. Exchange rates did not have a material impact on revenue in either the U.K. or Canada.

     For the nine months ended September 30, 1996, local service and other revenue increased by 123.8% to $17.9 million from $8.0 million for the same period in 1995. This increase was primarily due to the Metrowide Communications acquisition which occurred on August 1, 1995 (approximately $5.8 million) and operations in upstate New York
(approximately $3.3 million).

     GROSS PROFIT. Gross profit, defined as revenue less network costs, for the nine months ended September 30, 1996 increased to $80.4 million from $48.1 million for the 1995 period, primarily due to the increases in revenue discussed above. Expressed as a percentage of revenue, gross profit decreased to 35.9% for the 1996 period from 37.8% for the 1995 period due to an increase in lower margin carrier traffic in the U.S, offset partially by improved margins in Canada due to network efficiencies.

     OTHER OPERATING EXPENSES. Depreciation and amortization expense increased to $12.1 million for the first nine months of 1996 from $8.4 million for the same period of 1995. Expressed as a percentage of revenue, these costs decreased to 5.4% in 1996 from 6.6% in the 1995 period, reflecting the increase in revenue realized from year to year. The $3.7 million increase in depreciation and amortization expense was primarily attributable to assets placed in service throughout 1995 and in the first nine months of 1996, particularly the addition of a switching
center in Manchester, England.   Amortization of approximately $0.8
million associated with the customer base and goodwill recorded in the Metrowide Communications and Internet Canada acquisitions also contributed to the increase.

     Selling, general and administrative expenses for the first nine months of 1996 were $59.0 million compared with $41.3 million for the same period of 1995. Expressed as a percentage of revenue, selling, general and administrative expenses were 26.3% for the first nine months of 1996, compared to 32.5% for the same period of 1995. The increase in selling, general and administrative expenses was primarily attributable to a $9.9 million increase in personnel related costs and a $5.0 million increase in customer related costs associated with the growth of the Company's customer bases and geographic expansion in each country. Also included in selling, general and administrative expenses for the first nine months of 1996 was approximately $3.1 million related to the Company's local service market sector in New York State compared to $1.3 million for the same period of 1995. The reduction in selling, general and administrative expenses as a percent of revenue is due to the Company's growth and increased efficiency.

     OTHER INCOME (EXPENSE). Interest expense increased to $3.9 million for the nine months ended September 30, 1996, from $3.8 million for the same period in 1995, as a result of the accrual of the $2.1 million interest payment due to the credit facility lenders, offset by the interest expense incurred with the subordinated debt in 1995. Interest income increased to $1.3 million for the nine months ended September 30, 1996 compared to $0.1 million for the same period in 1995, due to the invested proceeds from the May 1996 Class A Common Stock offering.

     Foreign exchange gains and losses reflect changes in the value of Canadian and British currencies relative to the U.S. dollar for amounts borrowed by the foreign subsidiaries from ACC Corp. The Company continues to hedge substantially all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains and losses. The Company does not engage in speculative foreign currency transactions. Due to this hedging, foreign exchange rate changes resulted in a nominal gain for the first nine months of 1996 compared to a nominal loss for the same period in 1995.

     Provision for income taxes reflects the anticipated income tax liability of the Company's U.S. operations based on its pretax income for the period. The provision for income taxes increased during the first nine months of 1996 compared to the same period in 1995 due to increased profitability in the U.S business. The Company does not provide for income taxes nor recognize a benefit related to income in foreign subsidiaries due to net operating loss carryforwards generated by those subsidiaries in prior years.

     Minority interest in (income) loss of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income or loss attributable to the approximately 30% (7% subsequent to October, 1996) of that subsidiary's common stock that is publicly traded in Canada. For the first nine months of 1996, minority interest in income of the consolidated subsidiary was $0.9 million compared to a minority interest in loss of consolidated subsidiary of $0.2 million for the same period of 1995.

     The Company's net income for the first nine months of 1996 was $4.5 million, compared to a net loss of $5.8 million for the same period of
1995.   The 1996 net income resulted primarily from the Company's
operations in Canada (approximately $2.1 million), and operations in the U.S. (approximately $2.9 million) offset by net losses in the U.K. (approximately $0.5 million).

LIQUIDITY AND CAPITAL RESOURCES

     In May, 1996, the Company raised net proceeds of $63.1 million through the issuance of 3,018,750 million shares of its Class A Common Stock. The proceeds from this offering were used to reduce all indebtedness under the Company's credit facility and to finance the repurchase of the minority interest in ACC Canada, and will also be used for working capital needs. Historically, the Company has satisfied its working capital requirements through cash flow from operations, through borrowings and financings from financial institutions, vendors and other third parties, and through the issuance of securities. The Company also received net proceeds of approximately $2.1 million from the exercise of options and warrants associated with the Class A Common Stock offering on behalf of selling shareholders in October, 1996.

     Net cash flows used in operations were $1.6 million for the nine months ended September 30, 1996 compared to net cash provided by operations of $3.0 million for the same period in 1995. The decrease of $4.6 million primarily resulted from payments of previously accrued network bills, particularly in the U.K., offset by a significant increase in accounts receivable resulting from the expansion of the Company's carrier segment revenue and customer base and related revenues in all business segments. The Company has a carrier customer with a significant accounts receivable balance. The Company has entered into a traffic exchange agreement with the customer, under which the Company terminates traffic over the customer's network as payment in kind for the accumulated receivable balance. The receivable balance was approximately $8.3 million at the beginning of the arrangement, but has been reduced to approximately $4.0 million as of the end of October, 1996. Although the Company expects to have fully received the balance by the end of the first quarter of 1997, there are no assurances that the customer will be financially viable until that time.

     Net cash flows used in investing activities were $17.1 million and $10.3 million for the nine months ended September 30, 1996 and 1995, respectively. The increase of approximately $6.8 million in net cash flow used in investing activities during 1996 as compared to 1995 was primarily attributable to an increase in capital expenditures incurred by the U.S. operation for local service (approximately $1.9 million), for computer software ($1.8 million), and for the purchase of assets and customer base from Internet Canada.

     Accounts receivable increased by 36.8% at September 30, 1996 as compared to December 31, 1995 as a result of expansion of the Company's customer base due to sales and marketing efforts.

     The Company's principal need for working capital is to meet its selling, general and administrative expenses as its business expands. In addition, the Company's capital resources have been used for the Metrowide Communications and Internet Canada acquisitions, capital expenditures, various customer base acquisitions, prior to the termination thereof during the third quarter of 1995, payments of dividends to holders of its Class A Common Stock, and, subsequent to the end of the quarter, the repurchase of the minority interest in ACC Canada. The Company has had a working capital deficit at the end of the last several years but, at September 30, 1996, the Company had a working capital surplus of approximately $30.2 million compared to a deficit of approximately $10.3 million at December 31, 1995, due to the receipt of the proceeds from the Class A Common Stock offering in May, 1996. The working capital surplus that existed at September 30, 1996 was reduced in October, 1996 when a significant portion of the minority held shares in ACC TelEnterprises was purchased.

     The Company anticipates that, throughout the remainder of 1996, its capital expenditures will be approximately $10.0 million for the expansion of its network, the acquisition, upgrading and development of switches and other telecommunications equipment as conditions warrant, the development, licensing and integration of its management information system and other software, the development and expansion of its service offerings and customer programs and other capital expenditures. ACC expects that it will continue to make significant capital expenditures during future periods, particularly for switching equipment for the UK (located in Bristol) and for local exchange switches in New York, New York; White Plains, New York; Boston, Massachusetts; and Springfield, Massachusetts. The Company's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion (including the extent of local exchange services, which is particularly capital intensive), and acquisition opportunities, economic conditions, competition, regulatory developments, the availability of capital and the ability to incur debt and make capital expenditures under the terms of the Company's financing arrangements.

     The Company is obligated to pay the lenders under the credit facility a contingent interest payment based on the appreciation in market value of 140,000 shares of the Company's Class A Common Stock from $9.95 per share, subject to a minimum of $0.75 million and a maximum of $2.1 million. The payment is due upon the earlier of (i) January 21, 1997, (ii) any material amendment to the credit facility, (iii) the signing of a letter of intent to sell the Company or any material subsidiary, or (iv) the cessation of active trading of the Company's Class A Common Stock on other than a temporary basis. The Company is accruing this obligation over the 18-month period ending January 21, 1997 ($1.7 million has been accrued through September 30, 1996).

     As of September 30, 1996, the Company had approximately $23.1 million of cash and cash equivalents and maintained the $35.0 million credit facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based the Company's operating cash flow), under which no borrowings were outstanding and $3.0 million was reserved for letters of credit. The maximum aggregate principal amount of the credit facility is required to be reduced by $2.5 million per quarter commencing on July 1, 1997 and by $2.9 million per quarter commencing on January 1, 1999 until maturity on July 1, 2000. The Company has received a commitment letter from a financial institution to provide a $100 million credit facility to the Company, which will amend and restate the Company's current credit facility. The Company expects to execute definitive credit documents and close on the new credit facility in the fourth quarter. The Company anticipates that the new credit facility will be syndicated among several financial institutions. The facility will provide additional working capital, capital for acquisitions and market expansion, and contains generally more flexible terms and conditions than the current credit facility. If the facility is closed in the fourth quarter of 1996, the maximum aggregate principal amount of the new facility would be required to be reduced by $8 million per quarter commencing on December 31, 1998 until September 30, 2000, and by $9 million per quarter commencing on December 31, 2000 until maturity of the loan in October 2001.

     During the quarter, the Company made a cash tender offer of Cdn. $21.50 per share (total purchase price of Cdn. $49.4 million or US $36.0 million) for the repurchase of the minority-held shares of ACC TelEnterprises Ltd. In October, 1996, the Company paid Cdn. $36.0 million to minority shareholders when 1.8 million of the outstanding shares were tendered. Approximately .5 million shares are still outstanding, and the Company plans to acquire these shares during the fourth quarter of 1996, at a cost of Cdn. $ 10.0 million.

     In addition, the Company has $10.0 million of capital lease obligations which mature during 1996, 1997 and 1998. The Company's financing arrangements, which are secured by substantially all of the Company's assets and the stock of certain subsidiaries, require the Company to maintain certain financial ratios and prohibit the payment of dividends.

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. The Company does not use derivative financial instruments for speculative purposes. Foreign currency exchange contracts are used to mitigate foreign currency exposure and are intended to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The aggregate fair value, based on published market exchange rates, of the Company's foreign currency contracts at September 30, 1996 was $46.4 million. When applicable, interest rate swap agreements are used to reduce the Company's exposure to risks associated with interest rate fluctuations. As is customary for these types of instruments, collateral is generally not required to support these financial instruments.

     By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. However, at September 30, 1996, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. The Company controls its exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts, and management believes that reserves for losses are adequate. Based upon the Company's knowledge of the financial position of the counterparties to its existing derivative instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

     The Company believes that, under its present business plan, the net proceeds from the public offering of Class A Common Stock of the Company, together with borrowing availability under the existing credit facility, and cash from operations will be sufficient to meet anticipated working capital and capital expenditure requirements of its existing operations. The forward-looking information contained in the previous sentence may be affected by a number of factors, including the matters described in this paragraph and in Exhibit 99.1 attached hereto. The Company may need to raise additional capital from public or private equity or debt sources in order to finance its operations, capital expenditures and growth for periods after 1996. Moreover, the Company believes that continued growth and expansion through acquisitions, investments and strategic alliances is important to maintain a competitive position in the market and, consequently, a principal element of the Company's business strategy is to develop relationships with strategic partners and to acquire assets or make investments in businesses that are complementary to its current operations. The Company may need to raise additional funds in order to take advantage of opportunities for acquisitions, investments and strategic alliances or more rapid international expansion, to develop new products or to respond to competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current shareholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of Class A Common Stock. There can be no assurance that the Company will be able to raise such capital on acceptable terms or at all. In the event that the Company is unable to obtain additional capital or is unable to obtain additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion opportunities and capital expenditures, which could have a material adverse effect on its business, results of operations and financial condition and could adversely impact its ability to compete.

     The Company may seek to develop relationships with strategic partners both domestically and internationally and to acquire assets or make investments in businesses that are complementary to its current operations. Such acquisitions, strategic alliances or investments may require that the Company obtain additional financing and, in some cases, the approval of the holders of debt of the Company. The Company's ability to effect acquisitions, strategic alliances or investments may be dependent upon its ability to obtain such financing and, to the extent applicable, consents from its debt or preferred stock holders.


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

                                  -  -




PART II. OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (c) Exhibits.  See Exhibit Index.

     (b) Reports on Form 8-K. On September 17, 1996, the Company filed a Report on Form 8-K to report, under the heading of Item 5, Other Events, on the cash tender offer for the minority-held shares of ACC TelEnterprises Ltd., the election of a new Chairman of the Board of Directors, the proposed network expansion in the U.K and the U.S., the new proposed credit facility, and the acquisition of assets from Internet Canada Corp.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                        ACC CORP.
                                        (Registrant)


Dated:  November 13, 1996                    /s/ Michael R. Daley
                                        Michael R. Daley
                                        Executive Vice President
                                        and Chief Financial Officer


Dated:  November 13, 1996                    /s/ Sharon L. Barnes
                                        Sharon L. Barnes
                                        Controller

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