Form 10-K
period 1996-12-31
ACC CORP
filed 1997-03-27
CIK 783233

12A:25905
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
                          ANNUAL REPORT

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                OR

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.          [  ]

Aggregate market value of all Class A Common Stock held by non-affiliates as of March 3, 1997, was $415,525,495.

16,672,121 shares of $.015 par value Class A Common Stock were issued and outstanding as of March 3, 1997.

The Index of Exhibits filed with this Report begins at page 54.
                              PART I

Item 1.   BUSINESS.

      Certain of the information contained or incorporated by reference in this Form 10-K, including the discussion which follows in this Item 1 of the Company's plans and strategies for its business and related financing, and the Management's Discussion and Analysis incorporated by reference herein, contain forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, please carefully review the discussion of Risk Factors contained in this Item 1, as well as the other information contained in this Report and in the Company's periodic reports filed with the Securities and Exchange Commission (the "SEC" or "Commission").

      ACC Corp. is a switch-based provider of telecommunications services in the United States, Canada and the United Kingdom. The Company primarily provides long distance telecommunications services to a diversified customer base of businesses, residential customers and educational institutions. As a result of recent regulatory changes, ACC also provides local telephone service as a switch-based local exchange reseller in upstate New York and Massachusetts and as a reseller of local exchange services in Ontario and Quebec, Canada. ACC operates an advanced telecommunications network, consisting of seven long distance international and domestic switches located in the U.S., Canada and the U.K., a local exchange switch located in the U.S., leased transmission lines, and network management systems designed to optimize traffic routing.

      The Company's objective is to grow its long distance telecommunications customer base in its existing markets and to establish itself in deregulating Western European markets that have high density telecommunications traffic, such as Germany, when the Company believes that business and regulatory conditions warrant. The key elements of the Company's business strategy are: (1) to broaden ACC's penetration of the U.S., Canadian and U.K. telecommunications markets by expanding its long distance, local and other service offerings and geographic reach; (2) to utilize ACC's operating experience as an early entrant in deregulating markets in the U.S., Canada and the U.K. to penetrate other deregulating telecommunications markets that have high density telecommunications traffic; (3) to achieve economies of scale and scope in the utilization of ACC's network; and
(4) to seek acquisitions, investments or strategic alliances involving assets or businesses that are complementary to ACC's current operations.

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

      The Company was originally incorporated in New York in 1982 under the name A.C. Teleconnect Corp. and was reincorporated in Delaware in 1987 under the name ACC Corp. As used herein, unless the context otherwise requires, the "Company" and "ACC" refer to ACC Corp. and its subsidiaries, including ACC Long Distance Corp. ("ACC U.S."), ACC TelEnterprises Ltd., the Company's wholly-owned Canadian subsidiary ("ACC Canada"), and ACC Long Distance UK Limited ("ACC U.K."). The Company's principal executive offices are located at 400 West Avenue, Rochester, New York 14611 and its telephone number at that address is (716) 987-3000.

     In this Report, references to "dollar" and "$" are to United States dollars, references to "Cdn. $" are to Canadian dollars, references to "pound symbol" are to British pounds sterling, the terms "United States" and "U.S." mean the United States of America and, unless the context otherwise requires, its states, territories and possessions and all areas subject to its jurisdiction, and the terms "United Kingdom" and "U.K." mean England, Scotland and Wales.

      For certain financial information concerning the Company's foreign and domestic operations, see Note 9 to the Consolidated
Financial Statements incorporated by reference under Item 8 of this Report.

Industry Overview

      The global telecommunications industry has dramatically changed during the past several years, beginning in the U.S. with AT&T Corp's ("AT&T") divestiture of its 22 regional operating companies ("RBOCs") in 1984 and culminating with the 1996 amendments to the U.S. Communications Act of 1934 (the "U.S. Communications Act"), and continuing in Canada, the U.K. and other countries with various regulatory changes. Previously, the long distance telecommunications industry in the U.S., Canada and the U.K. consisted of one or a few large facilities-based carriers, such as AT&T, Bell Canada and British Telecommunications PLC ("British Telecom"). As a result of the AT&T divestiture and the recent legislative changes in the U.S. and fundamental regulatory changes in Canada and the U.K., coupled with technological and network infrastructure developments which increased significantly the voice and data telecommunications transmission capacity of dominant carriers, the long distance industry has developed into a highly competitive one consisting of numerous alternative long distance carriers in each of these countries. In addition, since the AT&T divestiture in 1984, competition has heightened in the local exchange market in the U.S. and Canada. The Company anticipates that deregulatory and economic influences will promote the development of competitive telecommunications markets in other countries.

      Long Distance Market. The U.S. long distance market has grown to approximately $72 billion in annual revenues during 1995, according to Federal Communications Commission ("FCC") estimates. AT&T has remained the largest long distance carrier in the U.S. market, retaining slightly more than 53% of the market, with MCI Telecommunications Corporation ("MCI") and Sprint Corp. ("Sprint") increasing their respective market shares to approximately 18% and 10% of the market during 1995. AT&T, MCI and Sprint constitute what generally is regarded as the first tier in the U.S. long distance market. Large regional long distance companies, some with national capabilities, such as WorldCom, Inc. (which in 1996 merged with MFS Communications, Inc.) ("WorldCom"), Cable & Wireless Communications, Inc., Frontier Corp. and LCI International, constitute the second tier of the industry. The remainder of the U.S. long distance market share is comprised of several hundred smaller companies, including ACC U.S., known as third-tier carriers. In addition, recent U.S. legislation, which removes certain long-standing restrictions on the ability of the RBOCs to provide long distance services, and the World Trade Organization ("WTO") accord on basic services, will have a substantial impact on the long distance market.

      Since 1990, competition has existed in the Canadian long distance market. The Canadian long distance market is dominated by a consortium of facilities-based local and long distance telephone companies (e.g., Bell Canada, BC Tel, Maritime Tel) operating as the "Stentor" group of companies. A second group of long distance providers, consisting principally of AT&T Canada Long Distance Services Company ("AT&T Canada"), Sprint Canada (a subsidiary of Call-Net Telecommunications Inc.) and fONOROLA
Inc., own and operate transmission lines through which they provide long distance voice and data services in the Canadian markets. Other long distance providers, including ACC Canada, generally lease transmission lines through which they resell long distance services in the Canadian market.

      The  international, national and local  markets  for  voice telephone services in the U.K. and Northern Ireland accounted for approximately  l.4  billion pounds, 2.1  billion pounds  and 2.2 billion pounds, respectively,  in revenues during the 12 months
ended  March  31, 1996,    according   to   estimates   from
The    Office    of Telecommunications   ("Oftel"),   the   U.K.
telecommunications regulatory  authority.  In the U.K., British
Telecom historically has dominated the telecommunications market.
British Telecom was the   largest   carrier  during  such  12  month
period,   with approximately   70%,   80%  and  92%   of   the   revenues
from international,  national  and  local  voice  telephone  services,
respectively.   Mercury  Communications Ltd.  ("Mercury"),  which
owns and operates interexchange transmission facilities, is the second largest carrier of voice telecommunications in the U.K.
The remainder of the U.K. long distance market is comprised of an emerging market of licensed public telephone operators, such as Energis Communications Ltd., ("Energis"), WorldCom and various cable companies, and switched-based resellers such as ACC U.K., AT&T, Esprit Telecom of the U.K. Ltd. ("Esprit") and Sprint.

      Long distance carriers in the U.S., Canada and the U.K. can
be  categorized  by  several distinctions.   One  distinction  is
between   transmission  facilities-based   companies   and   non-
transmission    facilities-based   companies,    or    resellers.
Transmission facilities-based carriers, such as AT&T, Bell Canada and British Telecom, own their own long distance interexchange or transmission facilities and originate and terminate calls through
local   exchange   systems.    Profitability   for   transmission
facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to
manage  complex networking and transmission costs.   All  of  the
first- and most of the second-tier long distance companies in the
U.S   markets  are  transmission  facilities-based  carriers  and generally offer service nationwide. Most transmission facilities-based carriers in the third tier of the market offer their service only in a limited geographic area. Some transmission
facilities-based   carriers  contract  with  other   transmission
facilities-based carriers to provide transmission where they have geographic gaps in their facilities. Switched-based resellers, such as the Company, carry their long distance traffic over transmission lines leased from transmission facilities-based carriers, originate and terminate calls through local exchange systems or "competitive access providers" ("CAPs") such as Teleport Communications Group ("Teleport"), and contract with transmission facilities-based carriers to provide transmission of long distance traffic either on a fixed rate lease basis or a call volume basis. Profitability for non-transmission facilities-based carriers is dependent largely on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more transmission facilities-based carriers.

      A second distinction among long distance companies is that of switch-based versus switchless resellers. Switch-based resellers, such as the Company, have one or more switches, which are sophisticated computers that direct telecommunications traffic to form a transmission path between a caller and the recipient of a call. All transmission facilities-based carriers are switch-based carriers, as are many non-transmission facilities-based carriers, including ACC. Switchless resellers depend on one or more transmission facilities-based carriers or switch-based resellers for transmission and switching facilities. The Company believes that its ownership of switches reduces its reliance on other carriers and enables the Company to efficiently route telecommunications traffic over multiple leased transmission lines and to control costs, call record data and customer information. The availability of existing transmission capacity in its markets makes leasing of transmission lines attractive to the Company and enables it to grow network usage without having to incur the significant capital and operating costs associated with the development and operation of a transmission line infrastructure.

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

     During the past several years, regulators in some states and at the federal level have issued rulings which favored competition and promoted the opening of markets to new entrants. These rulings have allowed competitive providers of telecommunications services to offer a number of new services, including, in certain states, a range of local exchange services. In February 1996 legislation was enacted (the "Telecommunications Act of 1996" or the "1996 Act") which was intended to introduce increased competition in U.S. telecommunications markets, especially in local markets. The 1996 Act opens the local services market by requiring local exchange carriers to permit interconnection to their networks and by establishing local exchange carrier obligations with respect to unbundled access, resale, number portability, dialing parity, nondiscriminatory access to rights of way, mutual compensation for termination of calls on other carriers' networks, and other matters. In addition, the legislation codifies local exchange carriers' equal access and nondiscrimination obligations and preempts state regulation that prohibits or has the effect of prohibiting competition for local telecommunication services.

      As required by the 1996 Act, in August 1996 the FCC adopted new rules implementing certain provisions of the 1996 Act (the "Interconnection Orders"). These rules are designed to implement the pro-competitive, deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic and operational impediments to competition for facilities-based and resold local services, including switched local exchange services. Although setting minimum, uniform, national rules, the Interconnection Orders also rely heavily on states to apply these rules and to exercise their own discretion in implementing a pro-competitive regime in their local telephone markets. Among other things, the Interconnection Orders establish rules requiring incumbent LECs to interconnect with new entrants such as the Company at specified network points; require incumbent LECs to provide carriers nondiscriminatory access to network elements on an unbundled basis; establish rules requiring incumbent LECs to allow competitors to interconnect; require states to set prices for interconnection and termination of local calls; require incumbent LECs to offer their telecommunications services at retail prices minus avoided costs; and require LECs and utilities to provide new entrants with nondiscriminatory access to poles, ducts, conduit and rights of way owned or controlled by LECs or utilities. The Interconnection Orders also require, among other things, that intraLATA presubscription (pursuant to which LECs must allow customers to choose different carriers for intraLATA toll service without having to dial extra digits) be implemented no later than February 1999. Petitions seeking reconsideration of one or more aspects of the
Interconnection Orders have been filed with the FCC and are pending. Also, the Interconnection Orders have been appealed to various U.S. Court of Appeals. These appeals have been consolidated into proceedings currently pending before the U.S. Eighth Circuit Court of Appeals. Certain of the rules adopted in the Interconnection Orders, including rules that concern the pricing of interconnection, have been stayed by the Court. There can be no assurance of how the Interconnection Orders will be implemented  or  enforced  or  what  effect  they  will  have  on competition within the telecommunications industry generally or on the competitive position of the Company specifically. Nonetheless, the Company believes the trend toward increased competition and deregulation of the telecommunications industry will be accelerated by the 1996 Act and subsequent developments.

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

       Increase Penetration of Existing Markets. ACC's consolidated revenue has grown from $126.4 million to $308.8 million over the three fiscal years ended December 31, 1996, although the Company expects its growth to decrease over time. The Company plans to further increase its revenue and customer base in the U.S., Canadian and U.K. markets by expanding its service offerings and geographic reach. The expansion of the Company's service offerings is designed to reduce the effects of price per minute decreases for long distance service and to decrease the likelihood that customers will change telecommunications carriers. Through this strategy, the Company will seek to build a broad base of recurring revenues in the U.S., Canada and the U.K. The Company also offers local telephone services in selected additional U.S. and Canadian markets, including New York, Massachusetts, Quebec and Ontario, as well as additional data communications services in the U.S. and Canada. The Company believes that offering local services will enhance its ability to attract and retain long distance customers and reduce the Company's access charges as a percentage of revenues.

      Enter New Markets. The Company believes that its operating experience in deregulating markets in the U.S., Canada and the U.K. and its experience as an early entrant as an alternative carrier in those markets will assist ACC in identifying opportunities in other deregulating countries with high density telecommunications traffic. In particular, the Company believes that its position in the U.S., Canadian and U.K. telecommunications markets and its experience in providing international telecommunications service will assist it in establishing a presence in Germany and other countries when the Company believes that business and regulatory conditions warrant. The Company has recently announced that it has formed a German subsidiary in anticipation of deregulation in that marketplace in 1998. Successful entry into the German market, however, will depend upon a number of factors, including negotiation of interconnection agreements with Deutsche Telekom AG and deregulation by governmental authorities.

      Improve Operating Efficiency. The Company strives to achieve economies of scale and scope in the use of its network, which consists of leased transmission facilities, seven international and domestic switches, a local exchange switch and information systems. In order to enhance the efficiency of the fixed cost elements of its network, the Company seeks to increase its traffic volume and balance business-driven workday traffic with night and weekend off-peak traffic from student and residential customers. The Company anticipates that competition among transmission facilities-based providers of telecommunications services in the U.S. and Canadian markets will afford ACC opportunities for reductions in the cost of leased line facilities. The Company seeks to reduce its network cost per billable minute by more than any reduction in revenue per billable minute. The Company also intends to acquire additional switches and upgrade its existing switches to enhance its network in anticipation of growth in the Company's customer base and provide additional telecommunications services. The Company believes that its network switches enable the Company to efficiently route telecommunications traffic over multiple transmission facilities to reduce costs, control access to customer information and grow network usage without a corresponding increase in support costs.

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

       In the U.S., although the Company historically has originated long distance voice services principally in New York and Massachusetts, ACC is currently authorized to originate long distance voice and data services in 45 states. The Company's U.S. services include "1+" inter-LATA long distance service, and private line service for which a customer is charged a fixed monthly rate for transmission capacity that is reserved for that customer's traffic. The Company's U.S. business services also include toll-free "800" or "888" services. In addition, the
Company currently provides intra-LATA service in certain areas for customers who make a large number of intra-LATA calls. The Company installs automatic dialing equipment to enable customers to place such calls over the Company's network without having to dial an access code. However, various states, including New York, are moving to implement "equal access" for intra-LATA toll calls such that the Company's customers in such jurisdictions will be able to use the Company's network on a "1 +" basis to complete intra-LATA toll calls. The Company's ability to compete in the intra-LATA toll market depends upon the margin which exists between the access charges it must pay to the local exchange company for originating and terminating intra-LATA calls, and the retail toll rates established by the local exchange carriers for the local exchange carriers' own intra-LATA toll service. The Company's commercial services generally are priced below the rates charged by the major carriers for similar services and are competitive with those of other carriers. See the Risk Factor discussion of "Increasing Domestic and International Competition" in this Item 1 below.

      In Canada, ACC currently originates long distance voice and data services in the Montreal, Toronto and Vancouver metropolitan areas as well as throughout Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario and Quebec. The Company offers its Canadian commercial customers both voice and data telecommunications services. The Company's long distance voice services are offered to its business customers in a nine-level discount structure marketed under the name "Edge." Discounts are based on calling volume and call destination and typically result in savings ranging from 10% to 20% when compared to Stentor member rates. Calls to the U.S. are priced at a flat rate regardless of the destination, and international calls are priced at a percentage discount to the rates charged by the Stentor group. The Company also offers toll-free "800" services within Canada, as well as to and from the U.S., and offers an ACC Travel Card providing substantial savings off Stentor member "Calling Card" rates. ACC Canada has introduced a frame relay network and Internet access services (including Web design/hosting) and now provides these services in all provinces except Saskatchewan and Newfoundland.

      ACC originates long distance voice services throughout the U.K. The Company presently offers its U.K. customers voice telecommunications services. These services include indirect access (known as "ACCess 1601") through the public switched telephone network ("PSTN") and the use of direct access lines to the Company's network (known as "ACCess Direct") for higher-volume business users. Because ACCess 1601 is a mass market service, the prices offered are built around a standard price list with volume discounts for high-volume users. ACCess Direct is generally cost effective only for customers making at least 5,000 pounds per month in calls.

      The Company's U.S. and Canadian commercial customers are offered customized services, such as comprehensive billing packages and its "Travel Service Elite" domestic calling cards, which allow the customer to place long distance calls at competitive rates from anywhere in the U.S. and Canada. The Company's standard monthly statement includes a management summary report, a call detail report recording every long distance call and facsimile call, and a pricing breakdown by call destination. Optional calling pattern reports, which are available  at  no extra cost, include call summaries  by  account code, area or city code, LATA (for U.S. bound calls), international destination and time-of-day. This information is available to customers in the form of hard copy, magnetic tape or disk.

      In the U.S., the Company is conducting feasibility studies to identify the market potential and regulatory environment for offering additional services, including video conferencing, paging, international call back, facsimile and frame relay services, and expects to introduce broader Internet access, enhanced travel cards and video conferencing in 1997. In Canada, the Company plans to provide paging services and expand frame relay services in 1997. In the U.K., the Company is also considering additional service offerings, including teleconferencing, voice mail, calling cards, call-back and smart card services and plans to introduce Internet access and prepaid calling cards in 1997.

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

      Many of the Company's university customers in the U.S. are offered operator services, which are available 24 hours per day, seven days per week. The Company also offers its U.S. university customers its "Travel Service Elite" domestic calling card. In addition, the Company sells a prepaid calling card in the U.S., which allows customers to prepay for a predetermined number of "units" representing long distance minutes. The rate at which the units are used is determined by the destination of the calls made by the customer.

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

      Residential Long Distance Services. The Company offers its residential customers in the U.S. and Canada a variety of long distance service plans and is currently offering and developing similar plans for its residential customers in the U.K. In the U.S., the Company's "Save Plus" program provides customers with competitively priced long distance service. In addition, U.S. customers are provided with a "Phone Home" long distance service through which, by dialing an 800 number plus an access code, callers can call home at competitive rates. In general, the Company's residential services are priced below AT&T's premium rates for similar services. In Canada, the Company offers three different residential service plans. The basic offering is a discount plan, with call pricing discounted from the Stentor companies' tariffed rates for similar services depending on the time of day and day of the week. The Company also offers its "Sunset Savings Plan," which allows calling across Canada and to the continental U.S. at a flat rate per minute. In the Toronto metropolitan area, the Company offers "Extended Metro Toronto" calling, which provides flat rate calling within areas adjacent to Toronto that are long distance from each other. Customized billing services are also offered to the Company's U.S. and Canadian residential customers. In the U.K., all residential customers use the Company's ACCess 1601 service, which provides savings off the standard rates charged for residential service by British Telecom or Mercury, but requires the customer to dial a four digit access code before dialing the area code and number.

      International Long Distance Services. The Company offers international products and services to both its existing customer base and to potential customers in the U.S., Canada and the U.K. The Company's international simple resale licenses (the "ISR
Licenses") allow the Company to resell international long distance service on leased international circuits connected to the PSTN at both ends between the U.S. and Canada, the U.S. and the U.K., Canada and the U.K., and, subject to certain safeguards on non-competitive routes, all other countries and territories. The Company believes it can compete effectively for international traffic due to the ISR Licenses it has obtained for traffic between the U.S., Canada and the U.K. which allow it to price its services at cost-based rates that are lower than the international settlement-based rates that would otherwise apply to such traffic. However, numerous other carriers also have international simple resale licenses. The Company has leased fixed cost facilities between these countries and is developing services for customers with high volumes of traffic between and among the U.S., Canada and the U.K. In December 1996, ACC U.K. was awarded an International Facilities License, and expects to receive a Public Telecommunications Operator license, which licenses will enable the Company to build and operate a microwave network in the U.K. and to use the U.K. as a regional hub for international telecommunications traffic.

      Local Exchange Services. Building on its experience in providing local telephone service to various university customers, the Company took advantage of regulatory developments in New York State and in 1994 began offering local telephone service to commercial customers in upstate New York. As a result of its August 1995 acquisition of Metrowide Communications, the Company provides local telephone service as a reseller in Ontario, Canada, and began providing such service in Quebec in 1996. The Company believes that it can strengthen its relationships with existing commercial, university and college and residential customers in New York State and Canada and can attract new customers by offering them local and long distance services, thereby providing a single source for comprehensive telecommunications services. Providing local telephone service may enable the Company to serve new local exchange customers even if they are already under contract with a different interexchange carrier for long distance service. Commencing in 1997, the
Company plans to expand its local telephone operations to New York City, Albany and Buffalo, New York, and Boston and Springfield, Massachusetts.

      The Company has only limited experience in providing local telephone services, having commenced providing such services in 1994. In order to attract local customers, the Company must offer substantial discounts from the prices charged by local exchange carriers and must compete with other alternative local companies that offer such discounts. Larger, better capitalized alternative local providers, including AT&T, among others, will be better able to sustain losses associated with discount pricing and initial investments and expenses. The local telephone service business requires significant initial investments and expenses in capital equipment, as well as significant initial promotional and selling expenses. There can be no assurance that the Company will be able to lease transmission facilities from local exchange carriers at wholesale rates that will allow the Company to compete effectively with the local exchange carriers or other alternative providers or that the Company will generate positive operating margins or attain profitability in its local telephone service business.

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

     United States. The Company markets its services in the U.S. through ACC's internal sales personnel and independent sales agents as well as through attendance and representation at significant trade association meetings and industry conferences of target customer groups. The Company's sales and marketing efforts in the U.S. are targeted primarily at business customers with $500 to $15,000 of monthly usage, selected residential customers and universities and colleges. The Company also markets its services to other resellers and rebillers. The
Company plans to leverage its market base in New York and Massachusetts into other New England states and Pennsylvania and to eventually extend its marketing focus in other states. ACC has obtained authorization to originate long distance voice services in 45 states.

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

      In addition to marketing its residential services in Canada through independent sales agents, the Company has developed several affinity programs designed to attract residential customers within specific target groups, such as clubs, alumni groups and buying groups. The use of affinity programs allows the Company to target groups with a nationwide presence without engaging in costly nationwide advertising campaigns. For example, ACC Canada has established affinity programs with such groups as the Home Service Club of Canada, the University of Toronto and McGill and Western Universities. In addition, the
Company has developed a co-marketing arrangement with Hudson's Bay Company (a large Canadian retailer) through which the Company's telecommunications services are marketed under the name "The Bay Long Distance Program."

      United Kingdom. In the U.K., the Company markets its services to business and residential customers, as well as other telecommunications resellers, through a multichannel distribution plan including its internal sales force, independent sales agents, co-marketing arrangements and affinity programs.

      The Company generally utilizes its internal sales force in the U.K. to target medium and large business customers, a number of which have enough volume to warrant a direct access line to the Company's switch, thereby bypassing the PSTN. The Company markets its services to small and medium-sized businesses through independent sales agents. Telemarketers also are used to market services to small business customers and residential customers and to generate leads for the other members of the Company's internal sales force and independent sales agents. ACC U.K. has established an internal marketing group that is focused on selling its service to other telecommunications resellers in the U.K. and certain European countries on a wholesale basis. ACC
U.K. has entered into co-marketing arrangements with utilities, university alumni groups and other organizations.

Network

      In the U.S., Canada and the U.K., the Company utilizes a network of lines leased under volume discount contracts with transmission facilities-based carriers, much of which is fiber optic cable. To maximize efficient utilization, the Company's network in each country is configured with two-way transmission capability that combines over the same network the delivery of both incoming and outgoing calls to and from the Company's switches. The selection of any particular circuit for the transmission of a call is controlled by routing software, located in the switches, that is designed to cause the most efficient use of the Company's network. The Company evaluates opportunities to install switches in selected markets where the volume of its customer traffic makes such an investment economically viable. Utilization of the Company's switches allows ACC to route customer calls over multiple networks to reduce costs. As of December 31, 1996, the Company operated switches for its call traffic in eight locations and maintained 19 additional points of presence ("POPs") in the U.S., Canada and the U.K.

     Some of the Company's contracts with transmission facilities-
based   carriers  contain  under-utilization  provisions.   These
provisions require the Company to pay fees to the transmission facilities-based carriers if the Company does not meet minimum periodic usage requirements. The Company has not been assessed with any underutilization charges in the past. However, there can be no assurance that such charges would not be assessed in the future. Other resellers generally contract with the Company on a month-to-month basis, select the Company almost exclusively on the basis of price and are likely to terminate their arrangements with the Company if they can obtain better pricing
terms  elsewhere.   The  Company uses projected  sales  to  other
resellers in evaluating the trade-offs between volume discounts and minimum utilization rates it negotiates with transmission facilities-based carriers. If sales to other resellers do not meet the Company's projected levels, the Company could incur underutilization charges and be placed at a disadvantage in negotiating future volume discounts.

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

      In the U.S., the Company maintains two long distance switches, one local exchange switch and nine additional points of presence. The Company plans to install local exchange switches in New York City, Albany and Buffalo, New York and Boston and Springfield, Massachusetts during 1997. These switches and POPs provide an interface with the PSTN to service the Company's customers. Lines leased from transmission facilities-based carriers link the Company's U.S. POPs to its switches. ACC U.S. maintains a leased, direct trans-Atlantic link with ACC U.K. that it established in 1994 following the Company's receipt of its ISR License for U.K.-U.S. calls and international private line resale authority in the U.S. The Company is currently negotiating with Mercury for the purchase of an indefeasible rights utilization with respect to such trans-Atlantic link to the U.K. The Company believes that the purchase of such rights will enable it to reduce network costs.

      In Canada, the Company maintains switches in Toronto, Montreal and Vancouver, together with seven POPs to provide an interface with the Canadian PSTN. The Company also maintains frame relay nodes for switched data in Toronto, Montreal, Vancouver and Calgary. The Company uses transmission lines leased from transmission facilities-based carriers to link its Canadian POPs to its switches. This network is also linked with the Company's switches in the U.S. and the U.K. ACC Canada also maintains a leased, direct trans-Atlantic link with ACC U.K. that it established following the grant to ACC U.K. of its ISR
License. This transmission line enables ACC Canada to send traffic to the U.K. at rates below those charged by Teleglobe Canada ("Teleglobe Canada"), the exclusive Canadian transmission facilities-based carrier for international calls, other than those to and from the U.S. and Mexico.

      In the U.K., the Company maintains switches in London and Manchester, England, and plans to install an additional switch in Bristol, England during 1997. ACC U.K. maintains three additional POPs providing interfaces with the PSTN in the U.K., which are linked to its switches through transmission lines leased from the major transmission facilities-based carriers. This network is also linked with the Company's switches in the U.S. and Canada. Customers can access the Company's U.K. network through direct access lines or by dial-up access using auto dialing equipment, indirect access code dialing or least cost routing software integrated in the customer's telephone equipment. In December 1996, ACC U.K. was awarded an International Facilities License, and expects to receive a Public Telecommunications Operator license, which licenses will enable the Company to build and operate a microwave network in the U.K. and to use the U.K. as a regional hub for international telecommunications traffic.

     Network costs are the single largest expense incurred by the Company. The Company strives to control its network costs and its dependence on other carriers by leasing transmission lines on an economical basis. The Company is also considering ownership of certain transmission facilities as a means of reducing its network costs. The Company has negotiated leases of private line circuits with carriers that operate fiber optic transmission systems at rates independent of usage, particularly on routes over which ACC carries high volumes of calls such as between the U.S., Canada and the U.K. The Company attempts to maximize the efficient utilization of its network in the U.S., Canada and the U.K. by marketing to commercial and academic institution customers, who tend to use its services most frequently on weekdays during normal business hours, and residential and student customers, who use these services most often during night and weekend off-peak hours.

Information Systems

      The Company believes that maintaining sophisticated and reliable billing and customer services information systems that integrate billing, accounts receivable and customer support is a core capability necessary to record and process the data generated by a telecommunications service provider. While the Company believes its management information system is currently adequate, it has not grown as quickly as the Company's business and substantial investments are needed. The Company is developing and implementing new systems designed to (i) enhance the Company's ability to monitor and respond to the evolving needs of its customers by developing new and customized services,
(ii) improve least-cost routing of traffic on ACC's international network, (iii) provide sophisticated billing information that can be tailored to meet the requirements of its customer base,
(iv) provide high quality customer service, (v) detect and minimize fraud, (vi) verify payables to suppliers of telecommunications transmission facilities and (vii) integrate additions to its customer base. A variety of problems are often encountered in connection with the implementation of new information systems. There can be no assurance that the Company will not suffer adverse consequences or cost overruns in the implementation of the new information systems or that the new systems will be appropriate for the Company. See the Risk Factor discussion of "Dependence on Effective Information Systems" in this Item 1 below.

Competition

     The telecommunications industry is highly competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. In each of its markets, the Company competes primarily on the basis of price and also on the basis of customer service and its ability to provide a broad array of telecommunications services. The industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Although many of the Company's customers are under multi-year contracts, several of the Company's largest customers (primarily other long distance carriers) are on month-to-month contracts and are particularly price sensitive. Revenues from other resellers accounted for approximately 42%, 12% and 24% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in 1996. With respect to these customers, the Company competes almost exclusively on price and does not have long term contracts. The industry has experienced and will continue to experience rapid regulatory and technological change. Many competitors in each of the Company's markets are significantly larger than the Company, have substantially greater resources than the Company, control transmission lines and larger networks than the Company and have longstanding relationships with the Company's target customers. There can be no assurance that the Company will remain competitive in this environment. Regulatory trends have had, and may have in the future, significant effects on competition in the industry. As the Company expands its geographic coverage, it will encounter increased competition. Moreover, the Company believes that competition in non-U.S. markets is likely to increase and become more like competition in the U.S. markets over time as such non-U.S. markets continue to experience deregulatory influences. See the Risk Factor discussions of "Potential Adverse Effects of Regulation" and "Increasing Domestic and International Competition" and the discussion of "Regulation" all in this
Item 1 below.

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

      United States. In the U.S., the Company is authorized to originate long distance service in 45 states (although it currently derives most of its U.S. revenues principally from calls originated in New York and Massachusetts). The Company competes for customers, transmission facilities and capital resources with numerous long distance telecommunications carriers and/or resellers, some of which are substantially larger, have substantially greater financial, technical and marketing resources, and own or lease larger transmission systems than the Company. AT&T is the largest supplier of long distance services in the U.S. inter-LATA market. The Company also competes within its U.S. call origination areas with other national long distance telephone carriers, such as MCI, Sprint and regional companies which resell transmission services. RBOCs from outside Nynex Corp.'s region, including Southwest Bell, have, under the authority contained in the 1996 Act, begun to offer long distance services in Nynex Corp.'s region. In the intra-LATA market, the Company also competes with the local exchange carriers servicing those areas. In its local service areas in New York State, the Company presently competes or in the future will compete with New York Telephone Company ("New York Telephone"), Frontier Corp., AT&T, Citizens Telephone Co., WorldCom and with cellular and other wireless carriers. These local exchange carriers all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of the Company. Furthermore, joint ventures such as those between MCI and Microsoft Corporation ("Microsoft"), under which Microsoft will promote MCI's services, the joint venture among Sprint, Deutsche Telekom AG and France Telecom, called Global One, the proposed merger of Cable Wireless PLC and Global One, the recently announced merger of British Telecom and MCI, and other strategic alliances could increase competitive pressures upon the Company. The pending merger between Nynex Corp. and Bell Atlantic is likely to strengthen the financial resources of the new, combined company, and its integrated networks may enhance its ability to offer long distance services in the combined Nynex Corp./Bell Atlantic region.

     In addition to these competitive factors, recent and pending deregulation in each of the Company's markets may encourage new entrants. For example, as a result of the 1996 Act, RBOCs will be allowed to enter the long distance market upon a showing that certain conditions related to competition have been met, and AT&T, MCI and other long distance carriers, utilities and cable television companies will be allowed to enter the telecommunications market. In addition, the FCC has, on several occasions since 1984, approved or required price reductions by AT&T and, in 1995 and 1996, the FCC reclassified AT&T as a "non-dominant"carrier for domestic and international long distance services, which substantially reduces the regulatory constraints on AT&T. In the recently-completed World Trade Organization talks, the U.S. committed to allowing foreign carriers heretofore prohibited from competing in U.S. markets, to enter the U.S. local, long distance, and international markets. Although the ability of large foreign carriers to compete in the U.S. market will depend upon how the FCC implements this commitment, the WTO accord will likely increase the level of competition in the U.S. local, long distance, and international markets. The Company believes that the principal competitive factors affecting its market share in the U.S. are pricing, customer service and variety of services. By offering high quality telecommunications services at competitive prices and by offering a portfolio of value-added services including customized billing packages, call management and call reporting services, together with personalized customer service and support, the Company believes that it competes effectively with other local and long distance telephone carriers and resellers in its service areas. The Company's ability to continue to compete effectively will depend on its continued ability to maintain high quality, market-driven services at prices generally below those charged by its competitors.

      Canada. In Canada, the Company competes with facilities-based carriers, other resellers and rebillers. The Company's principal transmission facilities-based competitors are the Stentor group of companies, in particular, Bell Canada, the dominant suppliers of long distance services in Canada, AT&T Canada, which provides certain facilities-based and long distance services to business and residential customers, and Sprint Canada and fONOROLA Inc., which provide certain transmission facilities-based services and also act as reseller of telecommunications services. The Company also competes against CamNet, Inc., a reseller of telecommunications services. The Company believes that, for some of its customers and potential customers, it has a competitive advantage over other Canadian resellers as a result of its operations in the U.S. and the U.K. In particular, the trans-Atlantic link that it established in June 1993 between the U.K. and Canada allows ACC Canada to sell traffic to the U.K. with a significantly lower cost structure than many other resellers.

      United Kingdom. In the U.K. the Company competes with facilities-based carriers and other resellers. The Company's principal competitors in the U.K. are British Telecom, the dominant supplier of telecommunications services in the U.K., and Mercury. The Company also faces competition from emerging licensed public telephone operators (who are constructing their own facilities-based networks) such as Energis and WorldCom, and from other resellers including Esprit and Sprint. The Company believes its services are competitive, in terms of price and quality, with the service offerings of its U.K. competitors primarily because of its advanced network-related hardware and software systems and the network configuration and traffic management expertise employed by it in the U.K.

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

     Telecommunications Act of 1996 and the FCC's Interconnection Orders. The 1996 Act is intended to introduce increased competition in U.S. telecommunication markets. It opens the local services market by requiring local exchange carriers to permit interconnection to their networks and by establishing local exchange carrier obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-of-way, mutual compensation and other matters. In addition, the 1996 Act codifies the local exchange carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The legislation also contains special provisions that eliminate the AT&T Divestiture Decree (the "AT&T Divestiture Decree") (and similar antitrust restrictions on the GTE Operating Companies) which restricts the RBOCs from providing long distance services. These new provisions permit an RBOC to enter the "out-of-region" long distance market immediately and the "in-region" long distance market if it satisfies several procedural and substantive requirements, including showing that facilities-based competition is present in its market and that it has entered into interconnection agreements which satisfy a 14-point "checklist" of competitive requirements. The Company is likely to face significant additional competition from several companies, including from Nynex Corp., the RBOC in the Company's Northeastern U.S. service area, which may be among the first RBOCs permitted to offer in-region long distance services. The pending merger between Nynex Corp. and Bell Atlantic is likely to strengthen the financial resources and competitive capabilities of the new, combined company. The 1996 Act provides for certain safeguards to protect against anticompetitive abuse by the RBOCS, but whether these safeguards will provide adequate protection to alternative carriers, such as the Company, and the impact of anticompetitive conduct if such conduct occurs, is unknown.

      As required by the 1996 Act, in August 1996 the FCC adopted new rules implementing certain provisions of the 1996 Act (the "Interconnection Orders"). These rules are designed to implement the pro-competitive, deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic and operational impediments to competition for facilities-based and resold local services, including switched local exchange service. Although setting minimum, uniform, national rules, the Interconnection Orders also rely heavily on states to apply these rules and to exercise their own discretion in implementing a pro-competitive regime in their local telephone markets.

      Among other things, the Interconnection Orders establish rules requiring incumbent LECs to interconnect with new entrants such as the Company at specified network points; require incumbent LECs to provide carriers nondiscriminatory access to network elements on an unbundled basis at any technically feasible point at rates that are just, reasonable and nondiscriminatory; establish rules requiring incumbent LECs to allow interconnection via physical and virtual collocation; require the states to set prices for interconnection, unbundled elements, and termination of local calls that are nondiscriminatory and cost-based (using a forward looking methodology which excludes embedded costs but allows a reasonable cost-of-capital profit); require incumbent LECs to offer for resale any telecommunication service that the carrier provides at retail to end users at prices to be established by the states but which generally are at retail prices minus reasonably avoided costs; and require LECs and utilities to provide new entrants with nondiscriminatory access to poles, ducts, conduit and rights of way owned or controlled by LECs or utilities. Exemptions to some of these rules are available to LECs which qualify as rural LECs under the 1996 Act. The Interconnection Orders also require that intraLATA presubscription (pursuant to which LECs must allow customers to choose different carriers for intraLATA toll service without having to dial extra digits) be implemented no later than February 1999; that LECs provide new entrants with nondiscriminatory access to directory assistance services, directory listings, telephone numbers, and operator services; and that LECs comply with certain network disclosure rules designed to ensure interoperability of multiple local switched networks.

      Petitions seeking reconsideration of one or more aspects of the Interconnection Orders have been filed with the FCC and are pending. Also, the Interconnection Orders have been appealed to various U.S. Court of Appeals which appeals have been consolidated into proceedings currently pending before the U.S. Eighth Circuit Court of Appeals. Certain of the rules adopted in the Interconnection Orders, including rules that concern the pricing of interconnection, have been stayed by the Court.

      The 1996 Act provided the FCC with expansive authority to effectively deregulate the local and long distance markets. Specifically, the FCC was provided authority to forebear from regulating, in whole or in part, carriers where the FCC determines to that such forbearance is consistent with the public interest. As a result, the FCC has engaged in a number of additional rulemakings designed to effectively transition to the increasingly deregulated local and long distance markets. Two of the most prominent proceedings involved universal service and access charge reform. Others are anticipated. There can be no assurance of how the 1996 Act or the Interconnection Orders will be implemented or enforced or to what effect they will have on competition within the telecommunications industry generally or on the competitive position of the Company.

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

      Until October 1995, AT&T was classified as a dominant carrier but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate and interexchange market. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated, which could result in increased prices for services the Company purchases from AT&T and more competitive retail prices offered by AT&T to customers. However, to date, the Company has not found rate changes attributable to the price cap regulation of AT&T and the local exchange carriers to have substantially adversely affected its business. In 1996, AT&T was re-classified as a non-dominant carrier for international services.

      Carriers such as the Company have traditionally been required to file tariffs with the FCC containing the rates, terms and conditions of interstate service. Recently that has changed, and following a transition period, which is currently scheduled to conclude in November 1997, non-dominant carriers will no longer be able to file tariffs with the FCC concerning their long distance services. Such carriers will, however, be required to maintain at their offices, and to provide to customers or regulators upon request, information concerning their long distance services. The FCC order eliminating tariffs has been appealed to the U.S. Court of Appeals for the District of Columbia. That appeal is pending. A motion requesting stay of the FCC's detariffing order has been filed with the court. It argued that tariffing establishes a legal binding relationship between carriers and customers, and that detariffing eliminates certainty with regard to those legal relationships. It also argued that detariffing imposes costs upon carriers because carriers will need to enter into alternative forms of legally binding relationships with customers. That motion was granted in February 1997. Therefore, carriers such as the Company must continue to tariff interstate services until the appeal is concluded or the stay is lifted. There can be no assurance of whether the appeal will be successful, or if successful, what effect it may have on the Company. However if detariffing ultimately takes effect, the Company, like other long distance companies, would likely incur some additional costs in establishing legally binding relationships with customers.

      In contrast to these recent developments affecting domestic long distance service, the Company's U.S. subsidiaries have long been subject to certification and tariff filing requirements for all international operations. The Company's U.S. subsidiaries' international rates are not subject to either rate-of-return or price cap regulation. The Company must seek separate certification authority from the FCC to provide private line or switched services or to resell private line services between the U.S. and any foreign country. The Company's ACC Global Corp. subsidiary has received authority from the FCC to resell private lines for switched services between the U.S. and Canada, and was the first entity to file to obtain such authority between the U.S. and the United Kingdom, which it received in September 1994. The Company has sought authority to resell private lines on a switched service basis between the U.S. and other countries. Under recently adopted FCC policies and under proposals to implement the WTO agreement, it may become easier, from a regulatory perspective, to obtain such authority for additional markets. The FCC has granted the Company global resale and facilities-based authority.

      Among domestic local carriers, only the incumbent local exchange carriers are currently classified as dominant carriers. Thus, the FCC regulates many of the local exchange carriers' rates, charges and services to a greater degree than the Company's, although FCC regulation of the local exchange carriers is expected to decrease over time, particularly in light of recent U.S. legislation.

      The 1996 Act mandated several important federal regulatory developments. The first concerns universal services. As required by the 1996 Act, a joint board of federal and state regulators was convened to consider possible changes to the FCC's existing universal service support mechanisms -- mechanisms designed to ensure affordable telephone service is available to all consumers, including low-income consumers -- in light of the procompetitive paradigm for local competition established by the 1996 Act. In November 1996 the FCC initiated a proceeding to examine universal service issues, and has received comment on the proposals set forth by the joint board. Any decision is expected to comply with the policy principles for preservation and advancement of universal telephone service set forth in the 1996
Act: quality service, affordable rates, access to advanced services, access to service in rural and high-cost areas, specific and predictable support mechanisms, equitable and non-discriminatory contribution to support mechanisms, and access to advanced telecommunications for schools, health care providers and libraries. An initial decision is expected in May 1997.

      An  issue  that  may affect the Company  is  access  charge reform. Access charges are charges imposed by LECs on long distance providers for access to the local exchange network, and were designed to compensate the LEC for its investment in the local network. In addition to economic considerations, when adopted in 1984 at the time AT&T was divested from the RBOCs, access charge rates reflected public policy considerations related to universal service and the desirability of low local rates. Interstate access charges are regulated by the FCC and intrastate access charges are regulated by the state public service commissions. As required by the 1996 Act, in December 1996 the FCC issued an order which, among other things, requests comment on a number of access charge reform issues designed to foster efficient pricing of access, competition for access services, and to reflect the development for local services prompted by the 1996 Act. The FCC has also sought comment on whether Internet service providers and other information service providers should be subject to access charges. An initial decision is expected in May 1997.

      There can be no assurance of how the 1996 Act will be implemented or enforced or to what affect it or implementing regulations will have on competition within the telecommunications industry generally or on the competitive position of the Company.

     In addition to its status as an access customer, the Company is now an access provider in connection with its provision of local telephone service in upstate New York and Massachusetts. Under the 1996 Act, the Company may become subject to many of the same obligations to which the RBOCs and other telecommunications providers are subject in their provision of local exchange services, such as resale, dialing parity and reciprocal compensation.

     State

      The Company's intrastate long distance operations are subject to various state laws and regulations including, in most jurisdictions, certification and tariff filing requirements. The Company provides long distance service in all or some portion of 40 states and has received the necessary certificate and tariff approvals to provide intrastate long distance service in 45 states. All states today allow some form of intrastate telecommunications competition. However, some states restrict or condition the offering of intrastate/intra-LATA long distance services by the Company and other interexchange carriers. In the majority of those states that do permit interexchange carriers to offer intra-LATA services, customers desiring to access those services are generally required to dial special access codes, which puts the Company at a disadvantage relative to the local exchange carrier's intrastate long distance service, which generally requires no such access code dialing. Increasingly, states are reexamining this policy and some states, such as New York, have ordered that this disadvantage be removed. The 1996 Act requires local exchange companies to adopt "intra-LATA equal access" as a pre-condition for the local exchange carriers entering into the inter-LATA long distance business and intra-LATA access must be implemented by no later than 1999. Accordingly, it is expected that the dialing disparity for intra-LATA toll calls will be removed in the future. With regard to New York, the Company's largest U.S. market, intra-LATA equal access is currently being implemented for over 90% of its New York State subscribers. Implementation in other states may take longer. Relevant state public service commissions ("PSCs") also regulate access charges and other pricing for telecommunications services within each state. The New York State PSC ("NYPSC") has recently initiated a proceeding to examine intrastate access charges. The RBOCs and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility. This could adversely affect the Company in several ways. The regulated prices for intrastate access charges that the Company must pay could increase both relative to the charges paid by the largest interexchange carriers, such as AT&T, and in absolute terms as well. Additionally, the Company could face increased price competition from the RBOCs and other local exchange carriers for intra-LATA long distance services, which may also be increased by the removal of former restrictions on long distance service offerings by the RBOCs as a result of recently enacted legislation.

       New York State Regulation of Long Distance Service. Beginning in 1992, the NYSPSC commenced several proceedings to investigate the manner in which local exchange carriers should be regulated. In July 1995, the NYPSC ordered the acceptance of a Performance Regulation Plan for New York Telephone. The terms of the plan, as ordered, included: (i) a limitation on increases in basic local rates for the 5-year term of the plan,
(ii) implementation of intra-LATA equal access by no later than March 1996, (iii) reductions in the intrastate inter-LATA equal access charges which the Company and other interexchange carriers pay over the next five years totaling 33%, (iv) reductions in the intra-LATA toll rates charged to the end user customer over the next five years totaling 21%, and (v) an intercarrier compensation plan that reduced the rates paid by the competitive local exchange carriers (including the Company's subsidiaries) by one-half. New York Telephone does have some increased ability to restructure rates and to request rate reductions, but all rate changes are still subject to NYPSC approval. New York Telephone is also required to meet various service quality measurements, and will be subject to financial penalties for failure to meet these objectives.

      In a manner similar to the FCC, the NYPSC has adopted revised rules governing the manner in which intrastate local transport elements of access charges are to be priced. These revisions accompanied its decision ordering local exchange carriers to permit "collocation" for intrastate special access and switched access transport services. In general, where CAPs have established interconnections at the switches of individual local exchange carriers, the local exchange carriers will be given expanded authority to enter into individually negotiated contracts with interexchange carriers for transport service. At the same time, the access charges to other interexchange carriers located at the same switching facilities generally will be lowered. If insufficient competition is present at that switching facility, the pre-existing intrastate "equal price per unit of traffic" rule will remain in effect. While the presence of switch interconnections may actually lower the price the Company may pay for local transport services, the ability of carriers that handle large traffic volumes, such as AT&T, to negotiate flat rate direct transport charges may result in the Company paying more per unit of traffic than its competitors for local transport service. The NYPSC has also instituted a proceeding to review the manner in which universal service and other subsidized services are funded, and whether access charges and inter-carrier compensation plans should be restructured.

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

      The NYPSC has also adopted interim rules that would subject competitive providers of local telephone service to a number of rules, service standards and requirements not previously applicable to "nondominant" competitors such as the Company. These rules include requirements involving "open network architecture," provision of reasonable interconnection to competitors, and compliance with the NYPSC's service quality standards and consumer protection requirements. As part of its "open network architecture" obligations, the Company could be required to allow collocation with its local toll switch upon receipt of a bona fide request by an interexchange carrier or other carrier. Compliance with these rules in connection with the Company's provision of local telephone service may impose new and significant operating and administrative burdens on the
Company. This proceeding will also determine the responsibilities of new local service providers with respect to subsidies inherent in existing local exchange carrier rates.

      Under the 1996 Act, incumbent local exchange companies such as New York Telephone and Frontier must allow the resale of both bundled local exchange services (known as "loops") as well as unbundled local exchange "elements" (known as "links" and "ports"). The NYPSC is currently conducting a proceeding to establish rates for those services under pricing formulas set forth in the new federal legislation. The Company generally intends to provide local service through the resale of unbundled links rather than through the resale of bundled loops. Accordingly, the outcome of the NYPSC proceeding, including decisions regarding the pricing of bundled loops and unbundled links, could affect the Company's competitive standing as a local service provider in relation to larger companies, such as AT&T and MCI, which may initially enter the local service market through resale of bundled loops.

     Local Telephone Service in Massachusetts. The Massachusetts Department of Public Utilities ("DPU") has initiated a docket (currently in its briefing stages) to determine the format for local competition in that state. The format appears to be similar to the structure developing in New York State. Pending the outcome of this proceeding, the DPU is allowing companies to apply for certification as local exchange carriers and to begin operations under interim agreements. The Company is in the process of applying for certification.

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

     Canada

       Long distance telecommunications services in Canada generally are subject to regulation by the CRTC. As a result of significant regulatory changes during the past several years, the historical monopolies for long distance service granted to regional telephone companies in Canada have been terminated. This has resulted in a significant increase in competition in the Canadian long distance telecommunications industry. Competition is also emerging in many other segments of the market. However, despite the very impressive competitive in-roads that have been made in the long distance market, the Stentor companies continue to have a virtual monopoly in the local and calling card markets. In addition to the proceedings referred to below, the CRTC continues to take steps toward increased competition, including proceedings relating to the convergence between telecommunications and broadcasting.

      CRTC Decisions. In March 1990, the CRTC for the first time permitted non-facilities-based carriers, such as ACC Canada, to aggregate the traffic of customers on the same leased interexchange circuits in order to provide discounted long distance voice services in the provinces of Ontario, Quebec and British Columbia. In September 1990, the CRTC also authorized carriers in addition to members of the Stentor consortium to interconnect their transmission facilities with the Message Toll Service ("MTS") facilities of Teleglobe Canada, for the purpose of allowing resellers, such as ACC Canada, to resell international long distance MTS service. Prior to this decision, Bell Canada and other members of Stentor were the exclusive long distance carriers interconnected to Teleglobe Canada's MTS facilities.

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

      In February 1996, the CRTC introduced a regime of price regulation for Teleglobe Canada's services to be in effect from April 1996 to December 1999, barring any exceptional changes to Teleglobe Canada's operating environment. Under this regime, Teleglobe Canada must reduce prices on an annual basis for its telephone and Globeaccess VPN Services, and must adhere to a price ceiling for most of its regulated non-telephone services. These rate reductions will have the effect of reducing the price the Company can charge its customers. In February 1997, the Canadian government committed under the recently-completed WTO negotiations to terminate Teleglobe Canada's status as the monopoly transmission facilities-based provider of Canada-overseas telecommunications services by October 1, 1998.

      In June 1992, the CRTC effectively removed the monopoly rights of certain Stentor member companies with respect to the provision of transmission facilities-based long distance voice services in the territories in which they operate and opened the provision of these services to substantial competition in all provinces of Canada other than Alberta, Saskatchewan and Manitoba. Competition has subsequently been introduced in Alberta and Manitoba, which are subject to CRTC regulation, and Saskatchewan, which has not yet become subject to CRTC regulation. Among other things, the CRTC also directed the telephone companies that were subject to this decision to provide AT&T Canada (then named Unitel Communications Inc.) with "equal ease of access," i.e., to allow it to directly connect its network to the telephone companies' toll and end office switches to allow its customers to make long distance calls without dialing extra digits. In July 1993, the CRTC ordered the same telephone companies to provide resellers with equal ease of access upon payment of contribution, network modification and ongoing access charges on the same general basis as for transmission facilities-based carriers.

      The CRTC also required telephone company competitors to assume certain financial obligations, including the payment of "contribution charges" designed to ensure that each long distance carrier bears a fair proportion of the subsidy that long distance services have traditionally contributed to the provision of local telephone service. As a result, contribution charges payable by resellers were increased. These charges are levied on resellers as a monthly charge on leased access lines. The charges vary for each telephone company based on that company's estimated loss on local services. Contribution charges were reduced by a discount which was initially 25%, and which declines over time to zero in
1998.   Resellers whose access lines were connected only  to  end
offices on a non-equal access basis initially paid contribution charges of 65% of the equal access contribution rates, rising over a five-year period to an 85% rate thereafter. The CRTC also established a mechanism under which contribution rates will be re-examined on a yearly basis. In March 1995, the CRTC decreased the contribution charges required to be paid by alternate long distance service providers to the local telephone companies, and made such decreases retroactive to January 1, 1994. Contribution charges payable to Bell Canada were reduced by 23%, and those payable to BC Tel by 13%.

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

      As contemplated in the CRTC's June 1992 decision, initial implementation of single carrier 800 number portability occurred in Canada in January 1994 and 800 number multi-carrier selection capability was subsequently approved on an interim basis.

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

      In December 1995, the CRTC announced that the per trunk basis for calculating contribution charges would be replaced by a per minute basis for calculating contribution charges starting June 1, 1996. The off-peak contribution rate is one-half the peak rate, with the peak rate applicable between 8 a.m. and 5 p.m., Monday through Friday.

      In October 1996 the CRTC ended the Stentor monopoly over access to swipe readers found on the latest generation of pay telephones and ordered the telephone companies to file a tariff that would provide competitors with swipe access. The CRTC agreed that lack of swipe access for their calling cards is a major disadvantage for the Company and other competitors. However, the new swipe access tariff, originally scheduled to be implemented in early 1997, has been delayed.

      During 1996 the CRTC conducted extensive proceedings for local network unbundling and number portability, which examined the barriers to competition in the local telephony market. The CRTC is expected to announce the rules for local competition some time in 1997 for implementation in 1998.

      In December 1996, in Telecom Decision CRTC 96-11, the CRTC established 1996 contribution rates retroactive to January 1, 1996. The contribution rates were reduced by up to 42% from 1995 levels, depending on the province. The CRTC also ruled in Telecom Decision CRTC 96-12, that effective July 1, 1997, contribution on line-side connections would be changed from a per circuit to a per minute basis. This is consistent with the ruling in 1995 which implemented per minute contribution for trunk-side connections.

     In 1996 Stentor requested that the CRTC cease regulating the Stentor companies for long distance services. The CRTC began a public proceeding in 1996 to examine and establish the preconditions for such deregulation. The Company and the other members of the Competitive Telecommunications Alliance have proposed a timetable for deregulating the long distance market. This timetable calls for the implementation of local competition so that competitors can bundle local and long distance services and provide their own customers with one-stop shopping -- currently the almost exclusive preserve of the Stentor companies. Another important proposed prerequisite for deregulation is the construction of a national fibre optic transmission network by competing carriers.

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

     United Kingdom

      Until 1981, British Telecom was the sole provider of public telecommunications services throughout the U.K. This monopoly ended when, in 1981, the British government granted Mercury a license to run its own telecommunications system under the British Telecommunications Act 1981. Both British Telecom and Mercury are licensed under the subsequent Telecommunications Act 1984 to run transmission facilities-based telecommunications systems and provide telecommunications services. See the Risk Factors discussion of "Dependence on Transmission Facilities-Based Carriers and Suppliers" in this Item 1 below.

      In 1991, the British government established a "multi-operator" policy to replace the duopoly that had existed between British Telecom and Mercury. Under the multi-operator policy, the U.K Department of Trade and Industry (the "DTI") will recommend the grant of a license to operate a telecommunications network to any applicant that the DTI believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators and international simple resellers operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the Telecommunications Act 1984. Any telecommunications system with compatible equipment that is authorized to be run under an individual license granted under this Act is permitted to interconnect to British Telecom's network. Under the terms of British Telecom's license, it is required to allow any such licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment).

      Oftel has imposed mandatory price reductions on British Telecom which are expected to continue through August 1997 and this has had, and may have, the effect of reducing the prices the Company can charge its customers in order to remain competitive. Oftel is introducing a new access charge control regime, which is expected to become effective in August 1997. Under the new regime, British Telecom will have flexibility in setting access charges, subject to certain safeguards. Oftel will set the starting charges (which will be based on historical incremental costs) and the rates charged by British Telecom to other carriers will be subject to certain price ceilings established by Oftel for competitive and non-competitive services.

     ACC U.K. was granted an ISR License in September 1992 by the DTI and, for a period of approximately 18 months thereafter, was involved in protracted negotiations with British Telecom concerning the terms and conditions under which it could interconnect its leased line network and switching equipment with British Telecom's network. The ISR License allows the Company to offer domestic and international long distance services via connections to the PSTN of all countries and territories (subject to certain safeguards on non-competitive routes) at favorable leased-line rates, rather than per call international settlement rates. Over time, larger carriers will be able to match the Company's rates because they also have, or are expected to obtain, international simple resale licenses. As of December 31, 1996, the Company believes that over 30 ISR licenses have been issued and there are over 150 licensed public telecommunications operators in the U.K. In December 1996, ACC U.K. was one of 45 recipients of an International Facilities License and expects to receive a Public Telecommunications Operator license, which licenses will enable the Company to build and operate a microwave network in the U.K. and to use the U.K. as a regional hub for international telecommunications traffic.

Acquisitions, Investments and Strategic Alliances

      As the Company expands its service offerings, geographic focus and its network, the Company anticipates that it will seek to acquire assets and businesses of, make investments in or enter into strategic alliances with, companies providing services complementary to ACC's existing business. The Company believes that, as the global telecommunications marketplace becomes increasingly competitive, expands and matures, such transactions will be important in maintaining a competitive position in the industry.

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

       Many business acquisitions must be accounted for as purchases. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and the acquisitions of these businesses, if accounted for as a purchase, would typically result in substantial amortization charges to the Company. In the event the Company consummates additional acquisitions in the future that must be accounted for as purchases, such acquisitions would likely increase the Company's amortization expenses. In connection with acquisitions, investments or strategic alliances, the Company could incur substantial expenses, including the fees of financial advisors, attorneys and accountants, the expenses of integrating the business of the acquired company or the strategic alliance with the Company's business and any expenses associated with registering shares of the Company's capital stock, if such shares are issued. The financial impact of such acquisitions, investments or strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations and could cause substantial fluctuations in the Company's quarterly and yearly operating results. See the Risk Factor discussion of "Substantial Indebtedness; Need for Additional Capital" in this Item 1 below and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference under Item 7 of this Report.

Employees

      As of December 31, 1996, the Company had 913 full-time employees worldwide. Of this total, 298 employees were in the U.S., 385 were in Canada and 230 were in the U.K. The Company has never experienced a work stoppage and its employees are not represented by a labor union or covered by a collective
bargaining   agreement.   The  Company  considers  its   employee
relations to be good.

Risk Factors

Recent Losses; Potential Fluctuations in Operating Results

      Although the Company has experienced revenue growth on an annual basis and net income in fiscal 1996, it has incurred net losses and losses from continuing operations during 1994 and 1995. The 1995 net loss of $5.4 million resulted primarily from the expansion of operations in the U.K. (approximately $6.8 million), increased net interest expense associated with additional borrowings (approximately $4.9 million), increased depreciation and amortization from the addition of equipment and costs associated with the expansion of local service in New York State (approximately $1.6 million) and management restructuring costs (approximately $1.3 million), offset by positive operating income from the U.S. and Canadian long distance subsidiaries of approximately $9.0 million. The 1994 net loss of $11.3 million resulted primarily from operating losses due to expansion in the U.K. (approximately $5.6 million), the recording of the valuation allowance against deferred tax benefits (approximately $3.0 million), implementation of equal access in Canada (approximately $2.2 million) and operating losses due to expansion in local telephone service in the U.S. (approximately $0.9 million). There can be no assurance that revenue growth will continue or that the Company will be able to maintain the profitability it attained in 1996. The Company intends to focus in the near term on the expansion of its service offerings, including its local telephone business and Internet services, and expanding its geographic markets to more locations in its existing markets, and when conditions warrant, to deregulating international markets. Such expansion, particularly the establishment of new operations or acquisition of existing operations in deregulating international markets, may adversely affect cash flow and operating performance and these effects may be material, as was the case with the Company's U.K. operations in 1994 and 1995. As each of the telecommunications markets in which the Company operates continues to mature, growth in the Company's revenues and customer base is likely to decrease over time.

      The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including general economic conditions, specific economic conditions in the telecommunications industry, the effects of governmental regulation and regulatory changes, user demand, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold and the mix of channels through which those services are sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic alliances, acquisitions or investments that could have a material adverse effect on the Company's business, results of operations and cash flow. The Company's sales to other long distance companies have been increasing. Because these sales are at margins that are lower than those derived from most of the Company's other revenues, this increase has in the past and may in the future, reduce the Company's gross margins as a percentage of revenue. In addition, to the extent that these and other long distance carriers are less creditworthy and/or create larger credit balances, such sales may represent a higher credit risk to the Company. See the Risk Factor discussion below of "Risks Associated With Acquisitions,
Investments and Strategic Alliances" in this Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference under Item 7 of this Report.

Substantial Indebtedness; Need for Additional Capital

      The Company will need to continue to enhance and expand its operations in order to maintain its competitive position, expand its service offerings and geographic markets and continue to meet the increasing demands for service quality, availability and competitive pricing. As of the end of its last five fiscal years, the Company has experienced a working capital deficit. The Company's leverage may adversely affect its ability to raise additional capital. In addition, the Company's indebtedness is expected to require significant repayments over the next five years. The Company may need to raise additional capital from public or private equity or debt sources in order to finance its anticipated growth, including local service expansion and expansion into international markets, both of which will be capital intensive, working capital needs, debt service obligations, and, contemplated capital expenditures. In addition, the Company may need to raise additional funds in order to take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of, investments in or strategic alliances with companies that are complementary to the Company's current operations, or to develop new products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current shareholders would be reduced and, if such equity securities  take the form of Preferred Stock or  Class  B  Common
Stock, the holders of such Preferred Stock or Class B Common Stock may have rights, preferences or privileges senior to those of holders of Class A Common Stock. There can be no assurance that the Company will be able to raise such capital on satisfactory terms or at all. If the Company decides to raise additional funds through the incurrence of debt, the Company would need to obtain the consent of its lenders under the Company's credit facility and would likely become subject to additional or more restrictive financial covenants. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion, which could materially adversely affect the Company's business, results of operations and financial condition and its ability to compete. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" incorporated by reference under Item 7 of this Report.

Dependence   on   Transmission  Facilities-Based   Carriers   and
Suppliers

      The Company does not own telecommunications transmission lines. Accordingly, telephone calls made by the Company's customers are connected through transmission lines that the Company leases under a variety of arrangements with transmission facilities-based long distance carriers, some of which are or may become competitors of the Company, including AT&T, Bell Canada and British Telecom. Most inter-city transmission lines used by the Company are leased on a monthly or longer-term basis at rates that currently are less than the rates the Company charges its customers for connecting calls through these lines. Accordingly, the Company is vulnerable to changes in its lease arrangements, such as price increases and service cancellations. ACC's ability to maintain and expand its business is dependent upon whether the Company continues to maintain favorable relationships with the transmission facilities-based carriers from which the Company leases transmission lines, particularly in the U.K., where British Telecom and Mercury are the two principal, dominant carriers. The Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. Although the Company believes that its relationships with carriers generally are satisfactory, the deterioration or termination of the Company's relationships with one or more of those carriers could have a material adverse effect upon the Company's business, results of operations and financial condition. Certain of the vendors from whom the Company leases transmission lines, including the RBOCs and other local exchange carriers, currently are subject to tariff controls and other price constraints which in the future may be changed. Under the 1996 Act, constraints on the operations of the RBOCs have been dramatically reduced, which will bring additional competitors to the long distance market. In addition, regulatory proposals are pending that may affect the prices charged by the RBOCs and other local exchange carriers to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. See the Risk Factor discussion of "Potential Adverse Effects of Regulation" below and the discussion of "Regulation" above in this Item 1. The Company currently acquires switches used in its North American operations from one vendor. The Company purchases switches from such vendor for its convenience, and switches of comparable quality may be obtained from several alternative suppliers. However, a failure by a supplier to deliver quality products or service products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Adverse Effects of Regulation

      The  1996 Act  provides  specific  guidelines  under  which
the  RBOCs  can  provide  long distance  services,   which   will
permit the RBOCs to compete with the Company in the provision of domestic and international long distance services. The legislation also opens all local service markets to competition from any entity (including, for example, long distance carriers, such as AT&T, cable television companies and utilities). Because the legislation opens the Company's markets to additional competition, particularly from the RBOCs, the Company's ability to compete may be adversely affected. Moreover, as a result of and to implement the legislation, certain federal and other governmental regulations will be adopted, amended or modified, and any such adoption, amendment or modification could have a material adverse effect on the Company's business, results of operations and financial condition.

     In the U.S., the FCC and relevant PSCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Federal and state regulations and regulatory trends have had, and in the future are likely to have, both positive and negative effects on the Company and its ability to compete. The recent trend in both Federal and state regulation of telecommunications service providers has been in the direction of lessened regulation. In general, neither the FCC nor the relevant state PSCs currently regulate the Company's long distance rates or profit levels, but either or both may do so in the future. However, the general recent trend toward lessened regulation has also given AT&T, the largest long distance carrier in the U.S., as well as the RBOCs, increased pricing flexibility that has permitted it to compete more effectively with smaller interexchange carriers, such as the Company. In addition, the commitments made by the U.S. government in the recently-completed WTO negotiations will allow foreign-affiliated carriers theretofore prohibited from providing service in the U.S. market to compete with the Company in the U.S. market. There can be no assurance that changes in current or future Federal or state regulations or future judicial changes would not have a material adverse effect on the Company's business, results of operations and financial condition.

      In order to provide their services, interexchange carriers, including the Company, must generally purchase "access" from local exchange carriers to originate calls from and terminate calls in the local exchange telephone networks. Access charges presently represent a significant portion of the Company's network costs in all areas in which it operates. In the U.S., access charges generally are regulated by the FCC and the relevant state PSCs. Under the terms of the AT&T Divestiture Decree, the RBOCs were required to price the "local transport" portion of such access charges on an "equal price per unit of traffic" basis. In November 1993, the FCC implemented new interim rules governing local transport access charges while the FCC considers permanent rules regarding new rate structures for transport pricing and switched access competition. These interim rules have essentially maintained the "equal price per unit of traffic" rule. However, under alternative access charge rate structures being considered by the FCC, local exchange carriers would be permitted to allow volume discounts in the pricing of access charges. More recently, the FCC has commenced a comprehensive review of its regulation of local exchange carrier access charges to better account for increasing levels of local competition. While the outcome of these proceedings is uncertain, if these rate structures are adopted many small interexchange carriers, including the Company, could be placed at a significant cost disadvantage to larger competitors, because access charges for AT&T and other large interexchange carriers could decrease, and access charges for small interexchange carriers could increase.

      The Company currently competes with the RBOCs and other local exchange carriers such as the GTE Operating Companies ("GTOCs") in the provision of "short haul" toll calls completed within a Local Access and Transport Area ("LATA"). Subject to a number of conditions, the 1996 Act eliminated many of the restrictions which prohibited the RBOCs and GTOCs from providing long-haul, or inter-LATA, toll service, and thus the Company will face additional competition. To complete long-haul and short-haul toll calls, the Company must purchase "access" from the local exchange carriers. The Company must generally price its toll services at levels equal to or below the retail rates established by the local exchange carriers for their own short-haul or long-haul toll rates. To the extent that the local exchange carriers are able to reduce the margin between the access costs to the Company and the retail toll prices charged by local exchange carriers, either by increasing access costs or lowering retail toll rates, or both, the Company will encounter adverse pricing and cost pressures in competing against local exchange carriers in both the short-haul and long-haul toll markets.

      Under the U. S. Communications Act, local exchange carriers must permit resale of their bundled local services and unbundled network elements. Pricing rules for those services were set forth in the U.S. Communications Act, with states directed to approve specific tariffs. At the end of 1996, the NYPSC replaced temporary wholesale discounts with permanent wholesale discounts of 19.1% for New York Telephone (business and residential) and 17% for Frontier Corp. (business and residential). Discounts were made applicable to centrex, private line and PBX lines. The NYPSC has not yet established permanent rates for unbundled links or other unbundled elements which the Company may seek to resell. If the permanent rates established by the NYPSC do not reduce the rate for the unbundled link to a level below the rate for bundled loops, the Company's ability to compete in the provision of local service may be materially adversely affected.

      In Canada, the CRTC annually reviews the "contribution charges" (the equivalent of access charges in the U.S.) it has assessed against the access lines leased by Canadian long distance resellers, including the Company, from the local telephone companies in Canada. Increases in these contribution charges could have a material adverse effect on the Company's business, results of operations and financial condition. The Canadian long distance telecommunications industry is the subject of ongoing regulatory change. These regulations and regulatory decisions have a direct and material effect on the ability of the Company to conduct its business. The recent trend of such regulatory changes has been to open the market to commercial competition, generally to the Company's benefit. There can be no assurance, however, that any future changes in or additions to laws, regulations, government policy or administrative rulings will not have a material adverse effect on the Company's business, results of operations and financial condition.

       In the U.K., since the break up of the U.K. telecommunications duopoly consisting of British Telecom and Mercury in 1991, it has been the stated goal of Oftel to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The regulatory regime currently being introduced by Oftel has a direct and material effect on the ability of the Company to conduct its business. Oftel has imposed mandatory rate reductions on British Telecom in the past, which are expected to continue for the foreseeable future, and this has had and may have, the effect of reducing the prices the Company can charge its customers. In addition, the new access charge control regime to be implemented in 1997 could substantially increase the Company's network costs in the U.K. market, depending upon the levels at which starting charges and price ceilings are set by Oftel. Although the Company is optimistic about its ability to continue to compete effectively in the U.K. market, there can be no assurance that future changes in regulation and government will not have a material adverse effect on the Company's business, results of operations and financial condition. See the discussion "Business-Regulation" above in this Item 1.

Increasing Domestic and International Competition

      The long distance telecommunications industry is highly competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. The industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and high churn rates (customer turnover), as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. In each of its markets, the Company competes primarily on the basis of price and also on the basis of customer service and its ability to provide a variety of telecommunications services, including the ability to provide both intra- and inter-LATA toll service. The Company expects competition on the basis of price and service offerings to increase. Although many of the Company's university customers are under multi-year contracts, several of the Company's largest customers (primarily other long distance carriers) are on month-to-month contracts and are particularly price sensitive. Revenues from other resellers accounted for approximately 22%, 7% and 9% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in 1995, and 42%, 12% and 24% of the revenues of ACC U.S., ACC Canada and ACC U.K. in 1996. With respect to these customers, the Company competes almost exclusively on price.

      Many of the Company's competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company, control transmission lines and have long-standing relationships with the Company's target customers. These competitors include, among others, AT&T, MCI and Sprint in the U.S.; Bell Canada, BC Telecom, Inc., AT&T Canada and Sprint Canada (a subsidiary of Call-Net Telecommunications Inc.) in Canada; and British Telecom, Mercury, AT&T and WorldCom in the U.K. Other U.S. carriers are also expected to enter the U.K. market. The Company also competes with numerous other long distance providers, some of which focus their efforts on the same business customers targeted by the Company and selected residential customers and colleges and universities, the Company's other target customers. In addition, through its local telephone service business in upstate New York and Massachusetts, the Company competes with New York Telephone, Frontier Corp., Citizens Telephone Co., WorldCom and Time Warner and others, including cellular and other wireless providers. Furthermore, joint ventures such as the proposed merger of Bell Atlantic Corp. and Nynex Corp., the proposed merger of MCI and British Telecom, the joint venture between MCI and Microsoft under which Microsoft will promote MCI's services, the joint venture among Sprint, Deutsche Telekom AG and France Telecom called Global One, the proposed merger of Cable Wireless PLC and Global One, and additional mergers, acquisitions and strategic alliances which are likely to occur, could also increase competitive pressures upon the Company and have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition to these competitive factors, recent and pending deregulation in each of the Company's markets may encourage new entrants. For example, as a result of legislation recently enacted in the U.S., RBOCs will be allowed to enter the long distance market, AT&T, MCI and other long distance carriers will be allowed to enter the local telephone services market, and any entity (including cable television companies and utilities) will be allowed to enter both the local service and long distance telecommunications markets. In addition, the FCC has, on several occasions since 1984, approved or required price reductions by AT&T and, in 1995 and 1996, the FCC reclassified AT&T as a "non-dominant" carrier, which substantially reduces the regulatory constraints on AT&T. As the Company expands its geographic coverage, it will encounter increased competition. Moreover, the Company believes that competition in non-U.S.
markets is likely to increase and become more similar to competition in the U.S. markets over time as such non-U.S. markets continue to experience deregulatory influences. The WTO accord reached in February 1997 is likely to accelerate this trend in some markets. Prices in the long distance industry have declined from time to time in recent years and, as competition increases in Canada and the U.K., prices are likely to continue to decrease. For example, Bell Canada substantially reduced its rates during the first quarter of 1994 and British Telecom substantially reduced its rates in 1996. The Company's competitors may reduce rates or offer incentives to existing and potential customers of the Company. To maintain its competitive position, the Company believes that it must be able to reduce its prices in order to meet reductions in rates, if any, by others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference under Item 7 of this Report and the discussion "Business -- Competition" above in this Item 1.

      The Company has only limited experience in providing local telephone services, having commenced providing such services in 1994. The Company's revenues from local telephone and other services in 1995 and 1996 were $13.6 million and $26.3 million, respectively. In order to attract local customers, the Company must offer substantial discounts from the prices charged by local exchange carriers and must compete with other alternative local companies that offer such discounts. The local telephone service business requires significant initial investments in capital equipment as well as significant initial promotional and selling expenses. Larger, better capitalized alternative local providers, including AT&T, among others, will be better able to sustain losses associated with discount pricing and initial investments and expenses. There can be no assurance that the Company will achieve positive cash flow or profitability in its local telephone service business.

Risks of Growth and Expansion

      The Company plans to expand its service offerings and principal geographic markets in the United States, Canada and the United Kingdom. In addition, the Company may establish a presence in deregulating international markets that have high density telecommunications traffic, when the Company believes that business and regulatory conditions warrant. The Company is making preparations to enter the emerging German market in anticipation of deregulation in 1998, and has recently established a German subsidiary, ACC Telekommunikation GmbH. There can be no assurance, however, that the Company will be able to add service or expand its markets at the rate presently planned by the Company or that the existing regulatory barriers will be reduced or eliminated. The Company's rapid growth has placed, and in the future may continue to place, a significant strain on the Company's administrative, operational and financial resources and increased demands on its systems and controls. As the Company increases its service offerings and expands its targeted markets, there will be additional demands on the
Company's customer support, sales and marketing and administrative resources and network infrastructure. There can be no assurance that the Company's operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth. The failure to continue to upgrade the administrative, operating and financial control systems or the emergence of unexpected expansion difficulties could materially adversely affect the Company's business, results of operations and financial condition.

Risks Associated with International Operations

      A key component of the Company's strategy is its planned expansion in international markets. In the WTO accord reached in February 1997, a number of countries agreed to accelerate or initiate liberalization of their telecommunications markets by allowing increased competition and foreign ownership of telecommunications providers and by adopting measures to ensure reasonable nondiscriminatory interconnection, effective competitive safeguards, and an effective independent regulation. This agreement may, therefore, expand the international opportunity available to the Company. To date, the Company has only limited experience in providing telecommunications service outside the United States, Canada and the U.K. The Company is making preparations to enter the emerging German market in anticipation of deregulation in 1998. There can be no assurance, however, that the Company will be able to obtain the capital it requires to finance its expansion in international markets on satisfactory terms or at all. In many international markets, protective regulations and long-standing relationships between potential customers of the Company and their local providers create barriers to entry. Where protective regulations are being eliminated, the pro-competitive effect of this action could substantially increase the number of entities competing with the Company. Pursuit of international growth opportunities may require significant investments for an extended period before returns, if any, on such investments are realized. The Company intends to focus in the near term on the expansion of its service offerings, including its local telephone business and Internet services, and expanding its geographic markets to more locations in its existing markets, and when conditions warrant, to deregulating international markets. Such expansion, particularly the establishment of new operations or acquisition of existing operations in deregulating international markets, may adversely affect cash flow and operating performance and these effects may be material, as was the case with the Company's U.K. operations in 1994 and 1995. In addition, there can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and deliver high quality services in these international markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, which could materially adversely impact the success of the Company's international operations. In many countries, the Company may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully conduct its operations. As its revenues from its Canadian and U.K. operations increase, an increasing portion of the Company's revenues and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a greater effect on the Company's results of operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations and, consequently, on the Company's business, results of operations and financial condition. In addition, there can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Effective Information Systems

     To complete its billing, the Company must record and process massive amounts of data quickly and accurately. While the Company believes its management information system is currently adequate, it has not grown as quickly as the Company's business and substantial investments are needed. The Company believes that the successful implementation and integration of new information systems is important to its continued growth, its ability to monitor costs, to bill customers and to achieve operating efficiencies, but there can be no assurance that the Company will not encounter delays or cost-overruns or suffer adverse consequences in implementing the systems. In addition, as the Company's suppliers revise and upgrade their hardware, software and equipment technology, there can be no assurance that the Company will not encounter difficulties in integrating the new technology into the Company's business or that the new systems will be appropriate for the Company's business. See the discussion "Business -- Information Systems" above in this Item 1.

Risks  Associated  With Acquisitions, Investments  and  Strategic
Alliances

      As part of its business strategy, the Company expects to seek to develop strategic alliances both domestically and internationally and to acquire assets and businesses or make investments in companies that are complementary to its current operations. The Company has no present commitments or agreements with respect to any such strategic alliance, investment or acquisition. Any such future strategic alliances, investments or acquisitions would be accompanied by the risks commonly encountered in strategic alliances with or acquisitions of or investments in companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the companies, the potential disruption of the
Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of licensed or acquired technology and rights into the Company's service offerings, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management. In addition, the Company has experienced higher attrition rates with respect to customers obtained through acquisitions, and may continue to experience higher attrition rates with respect to any customers resulting from future acquisitions. Moreover, to the extent that any such acquisition, investment or alliance involved a business located outside the United States, the transaction would involve the risks associated with international expansion discussed above under "Risks Associated with International Expansion." There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered with such strategic alliances, investments or acquisitions.

     In addition, if the Company were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the strategic alliances, acquisitions or investments. If the Company were to consummate one or more significant strategic alliances, acquisitions or investments in which the consideration consists of stock, shareholders of the Company could suffer a significant dilution of their interests in the Company. Many of the businesses that might become attractive acquisition candidates for the Company may have significant goodwill and intangible assets, and acquisitions of these businesses, if accounted for as a purchase, would typically result in substantial amortization charges to the Company. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations and could cause substantial fluctuations in the Company's quarterly and yearly operating results. See the discussion "Business --Acquisitions, Investments and Strategic Alliances" above in this Item 1.

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

Risk    Associated   with   Financing   Arrangements;    Dividend
Restrictions

       The Company's financing arrangements are secured by substantially all of the Company's assets and require the Company to maintain certain financial ratios and restrict the payment of dividends, and the Company anticipates that it will not pay any dividends on Class A Common Stock in the foreseeable future. The Company's secured lenders would be entitled to foreclose upon those assets in the event of a default under the financing arrangements and to be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the Company's other creditors and shareholders in the event that the Company is liquidated. In addition, the collateral security arrangements under the Company's existing financing arrangements may adversely affect the Company's ability to obtain additional borrowings or other capital. The Company may need to raise additional capital from equity or debt sources to finance its projected growth and capital expenditures contemplated for periods after 1996. See the Risk Factor discussion above under "Substantial Indebtedness; Need for Additional Capital" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" incorporated by reference under
Item 7 of this Report.

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

Potential Volatility of Stock Price

      The market price of the Class A Common Stock has been and may continue to be, highly volatile. Factors such as variations in the Company's revenue, earnings and cash flow, the difference between the Company's actual results and the results expected by investors and analysts, "buy," "hold" and "sell" ratings by securities analysts and announcements of new service offerings, marketing plans or price reductions by the Company or its competitors could cause the market price of the Class A Common Stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected telecommunications companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such market fluctuations may materially adversely affect the market price of the Class A Common Stock.

Risks Associated with Derivative Financial Instruments

      In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, to hedge its foreign exchange and interest rate risks. The Company does not use derivative financial instruments for speculative purposes. By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. Accordingly, losses relating to derivative financial instruments could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference under Item 7 of this Report.

Item 2.   PROPERTIES.

     The Company's principal executive offices are located at 400 West Avenue, Rochester, New York in corporate office space leased through June 2004. It also leases office space for its Canadian headquarters in Toronto, Canada, and for its U.K. headquarters in London, England, as well as office space at various other locations. For additional information regarding these leases, see Notes 8 and 10 to the Company's Consolidated Financial Statements incorporated by reference herein.

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

Item 3.   LEGAL PROCEEDINGS.

       There were no material legal proceedings pending at December 31, 1996 involving the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not  applicable.

Item 4-A. EXECUTIVE OFFICERS OF THE REGISTRANT.

       The  following  sets  forth  information  concerning   the
Directors and executive officers of the Company and its principal operating subsidiaries as of March 1, 1997:

     Name             Age                Position(s)

David K. Laniak       61      Chairman  of  the  Board  of
                              Directors   and   Chief   Executive
                              Officer
Christopher Bantoft   49      President   and    Managing
                              Director of European Operations
Arunas A. Chesonis    34      President and Director
Michael R. Daley      35      Executive Vice President  and
                              Chief Financial Officer
Steve M. Dubnik       34      President  of North  American
                              Operations
Mae H. Squier-Dow     35      President of ACC Long Distance
                              Corp.
Michael L. LaFrance   37      Executive Vice President
George H. Murray      50      Vice     President--Human
                              Resources       and       Corporate
                              Communications
Frank C. Szabo        44      Vice President and Controller
John J. Zimmer        38      Vice President and Treasurer

      David K. Laniak was elected the Company's Chief Executive Officer in October 1995 and Chairman of the Board of Directors in October 1996. Mr. Laniak has been a Director of the Company since February 1989. Prior to joining the Company, Mr. Laniak was Executive Vice President and Chief Operating Officer of Rochester Gas and Electric Corporation, Rochester, New York, where he worked in a variety of positions for more than 30 years. Mr. Laniak also has served from October 1995 through January 1997, and from May 1993 through July 1994, as a Director of ACC TelEnterprises Ltd.

      Christopher Bantoft was elected President of European Operations of the Company in November 1996, and has served as Managing Director of ACC Long Distance UK Ltd. since February 1994. From 1986 through 1993, he served as Sales and Marketing Director, Deputy Managing Director, and most recently as Managing Director of Alcatel Business Systems Ltd., the U.K. affiliate of Alcatel, N.V.

      Arunas A. Chesonis was elected President of the Company in April 1994. He previously served as President of ACC Long Distance Corp. from January 1989 through April 1994. From August 1990 through March 1991, he also served as President of ACC TelEnterprises Ltd., and from May 1987 through January 1989, Mr. Chesonis served as Senior Vice President of Operations for ACC Long Distance Corp. Mr. Chesonis was elected a Director of the Company in October 1994.

      Michael R. Daley was elected the Company's Executive Vice President and Chief Financial Officer in February 1994. He previously served as the Company's Treasurer from March 1991 through February 1997, Vice President-Finance from August 1990 through February 1994, as Treasurer and Controller from August 1990 through March 1991, as Controller from January 1989 through August 1990, and various other positions with the Company from July 1985 through January 1989. Mr. Daley has served as a Director of ACC TelEnterprises Ltd. from October 1994 through January 1997.

      Steve M. Dubnik was elected President of North American Operations of the Company in November 1996, and has served as the Chairman of the Board of Directors, President and Chief Executive Officer of ACC TelEnterprises Ltd. since July 1994. Previously, he served from 1992 through June 1994 as President, Mid-Atlantic Region, of RCI Long Distance. For more than five years prior thereto, he served in progressively senior positions with Rochester Telephone Corporation (now Frontier Corp.) including assignments in engineering, operations, information technology and sales.

     Mae H. Squier-Dow was elected President of ACC Long Distance Corp. in June 1996, and served as Commercial Director of ACC Long Distance U.K. Ltd. from April 1995 to June 1996. She previously held a number of positions at ACC Long Distance U.K. Ltd. from October 1993 to April 1995, including Director of Customer Relations and Marketing, Vice President of International Planning and Operations Director. She previously served as Vice President of Customer Relations at ACC Long Distance Corp. from March 1992 to October 1993 and as its Director of Customer Relations from January 1991 to March 1992.

      Michael L. LaFrance was elected Executive Vice President of the Company and President of ACC Global Corp. in June 1996. He previously served as President of ACC Long Distance Corp. from April 1994 through June 1996. From May 1992 through May 1994, he served as Executive Vice President and General Manager of Axcess USA Communications Corp., from June 1990 through May 1992, as Director of Regulatory Affairs and Administration of LDDS Communications, Inc. and from February 1987 through June 1990, as Vice President of Comtel-TMC Telecommunications.

      George H. Murray was elected the Company's Vice President-Human Resources and Corporate Communications in August 1994. For more than five years prior to his joining the Company, he served in various senior management positions with First Federal Savings and Loan of Rochester, New York.

      Frank C. Szabo, a certified public accountant, was elected the Company's Vice President and Controller in February 1997. Prior to joining the Company, Mr. Szabo was the Vice President and Controller of First Federal Savings and Loan, Rochester, New York, for more than 10 years.

      John J. Zimmer, a certified public accountant, was elected the Company's Treasurer in February 1997 and has served as a Vice President since September 1994. He previously served as the Company's Controller from March 1991 through September 1994. Prior to March 1991, he served as a staff accountant and then as a manager of accounting with Arthur Andersen LLP.


                             PART II

Item 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          SHAREHOLDER MATTERS.

      The Company's Class A Common Stock is quoted on The Nasdaq Stock Market's National Market System under the symbol "ACCC." The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock, as reported by The Nasdaq Stock Market, and the cash dividends declared per share of Class A Common Stock:

                                                    Cash
                                                    Dividends
                              Common Stock Price    Declared
                              High        Low       Per Share

1995:     First Quarter       $12 53/64    $9 21/64   $0.02
          Second Quarter       11 21/64     8 43/64    0.02
          Third Quarter        12 53/64     9 43/64    ---
          Fourth Quarter       16 5/64     10 1/2      ---

1996:     First Quarter       $20 11/64    $14 53/64   ---
          Second Quarter       32 27/64     18 37/64   ---
          Third Quarter        54 3/4       29 1/2     ---
          Fourth Quarter       47 3/4       24 3/4     ---


      On March 3, 1997, the closing price for the Company's Class A Common Stock in trading on The Nasdaq Stock Market was $27.50 share, as published in The Wall Street Journal. As of March 3, 1997, the Company had approximately 490 holders of record of its Class A Common Stock.

      The Company ceased paying quarterly cash dividends on its Class A Common Stock in 1995 to use its cash to invest in the growth of its business. The Company anticipates that future earnings, if any, generated from operations will be retained by the Company to develop and expand its business. Any future determination with respect to the payment of dividends on the Class A Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operating results, financial condition and capital requirements, the terms of then-existing indebtedness and preferred stock, general business conditions, Delaware corporate law limitations and such other factors as the Board of Directors deems relevant. The terms of the Company's Credit Facility prohibit the payment of dividends without the lender's consent. The Company's holding company structure may adversely affect the Company's ability to obtain payments when needed from ACC Corp.'s operating subsidiaries. See the Risk Factor discussion of "Holding Company Structure; Reliance on Subsidiaries for Dividends" in Item 1 of this Report .

Item 6.   SELECTED FINANCIAL DATA.

      The  selected  financial  data for  the  five  years  ended
December 31, 1996, appearing in the Company's 1996 Annual Report under the heading "Selected Consolidated Financial Data," is incorporated by reference herein.

Item 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

      Management's discussion and analysis of financial condition and results of operations appearing in the Company's 1996 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference herein.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Financial statements and supplementary data are included under Item 14(a).

Item 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at the Company's Annual Meeting of Shareholders to be held on May 15, 1997 will be set forth under the heading "Election of Directors" in the Company's Definitive Proxy Statement for such Annual Meeting, which is incorporated by reference herein.

      The information required by Item 10 of Form 10-K with respect to executive officers is, pursuant to Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, set forth in Part I as Item 4-A of this Form 10-K under the heading "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 of Form 10-K will be set forth under the heading "Compensation of Executive Officers and Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, which is incorporated by reference herein.

Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

     The information required by Item 12 of Form 10-K will be set forth under the headings "Securities Owned by Company Management" and "Principal Holders of Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, which is incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 of Form 10-K will be set forth under the heading "Certain Transactions" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, which is incorporated by reference herein.


                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K.

     (a)  Financial Statements and Exhibits.

           (1) Financial Statements. (a) The following Financial Statements of the Company are incorporated by reference from the Company's 1996 Annual Report under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Shareholders' Equity", "Consolidated Statements of Cash Flow", "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants":

     Consolidated Financial Statements:

     Consolidated Balance Sheets, December 31, 1995 and 1996

     Consolidated  Statements of Operations for the  years  ended
     December 31, 1996, 1995 and 1994

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated  Statements of Cash Flows for the  years  ended
     December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants


      (b)   The  following  Financial Statements  for  ACC  Corp.
Employee  Stock  Purchase Plan for Plan year ended  December  31,
1996 are included herewith as follows:

     Report of Independent Public Accountants

     Statement of Financial Condition

     Statement of Changes in Participants' Equity

     Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  the  Plan  Administrator  of the  ACC  Corp.  Employee  Stock
Purchase Plan:

      We have audited the accompanying statements of financial condition of the ACC Corp. Employee Stock Purchase Plan (the "Plan") as of December 31, 1996 and 1995, and the related statements of changes in participants' equity for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1996 and 1995, and the results of its changes in participants' equity for the years then ended in conformity with generally accepted accounting principles.

                              /s/ Arthur Andersen LLP

Rochester, New York
  February 24, 1997

                            ACC Corp.
                   Employee Stock Purchase Plan
                Statements of Financial Condition
                    December 31, 1996 and 1995


ASSETS:                                      1996           1995

     Receivable from ACC Corp.               $1,627         $683

TOTAL ASSETS                                 $1,627         $683


LIABILITIES AND PARTICIPANTS' EQUITY:
   Participants'     equity                  $1,627         $683

TOTAL LIABILITIES AND PARTICIPANTS' EQUITY   $1,627         $683



The  accompanying notes to financial statements are  an  integral part of these statements.
                            ACC Corp.
                   Employee Stock Purchase Plan
          Statements of Changes in Participants' Equity
        For the Years Ended December 31, 1996 and 1995 and
For the Period From Adoption (February 8, 1994) to December 31, 19
94


ADDITIONS:                                    1996       1995     1994

     Employee contributions                 $356,514   $331,256 $155,651

DEDUCTIONS:

     Stock purchased                         343,870    297,027  151,600
     Employee withdrawals                     11,700     34,103    3,494

     Total deductions                        355,570    331,130  155,094

NET INCREASE IN PARTICIPANTS' EQUITY             944        126      557

PARTICIPANTS' EQUITY, BEGINNING OF PERIOD        683        557        -

PARTICIPANTS' EQUITY, END OF PERIOD        $   1,627   $    683  $   557

The accompanying notes to financial statements are an integral part of these statements.

                            ACC Corp.
                   Employee Stock Purchase Plan
                  Notes to Financial Statements


1.   PLAN DESCRIPTION:

      The ACC Corp. Employee Stock Purchase Plan (the "Plan") was adopted by the Board of Directors on February 8, 1994 and was ratified by the shareholders on October 13, 1994. The first offering period began July 1, 1994. Officers did not participate until the ratification by the shareholders occurred. The Plan was established to provide employees with increased employment and performance incentives and to enhance ACC Corp.'s (the "Company") efforts to attract and retain employees of outstanding ability. The Plan permits eligible Company employees to make periodic purchases of shares of the Company's Class A Common Stock through payroll deductions at prices below then-prevailing market prices. As of December 31, 1996, 676,087 shares of the Company's Class A Common Stock (which may be treasury shares, authorized and unissued shares, or a combination thereof at the Company's discretion) are reserved for future issuance under the Plan. The Plan is administered by the Executive Compensation Committee of the Board of Directors of ACC Corp. (the "Committee"). None of the members of the Committee is eligible to participate in the Plan. Reference should be made to the Plan for more complete information.

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

4.   STOCK PURCHASES:

     Stock purchases by offering period are as follows:

                                        Purchase price    Number of
Offering Period     Valuation Date         per share   shares  purchased

July 1, 1994 -      July 1, 1994             $ 9.08       13,022
  December 31, 1994 December 31, 1994*       $ 9.83        6,110

January 1, 1995 -   December 31, 1994        $ 9.83       26,903
  December 31, 1995 March 31, 1995*          $11.17          105
                    June 30, 1995*           $ 9.83          101
                    September 30, 1995*      $11.00           77

July 1, 1995 -      June 30, 1995            $ 9.83        7,746
 December 31, 1995  September 30, 1995*      $11.00          519

January 1, 1996 -   December 30, 1995        $15.37       12,544
 June 30, 1996      March 31, 1996*          $19.75          158

July 1, 1996 -      June 30, 1996            $32.42        2,834
 December 31, 1996  December 31, 1996        $30.25        3,806


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

           (2)   Financial  Statement Schedules.   The  following
Financial Statement Schedules and the accountant's report thereon are included herewith as follows:

          Report of Independent Public Accountants

          II   Consolidated Valuation and Qualifying Accounts for
          the years ended December 31, 1996, 1995 and 1994

All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

           (3) Exhibits. The following constitutes the list of exhibits required to be filed as a part of this Report pursuant to Item 601 of Regulation S-K:
                         LIST OF EXHIBITS


Exhibit
Number     Description                    Location


3-1        First Restated Certificate     Incorporated by Reference
           of Incorporation of ACC        to Exhibit 3 to the
           Corp.                          Company's Quarterly
                                          Report on Form 10-Q for
                                          its Quarter Ended
                                          September 30, 1995
                                          ("September 30, 1995
                                          10-Q")

3-2        Bylaws of ACC Corp., as        Incorporated by Reference
           amended on May 21, 1996        to Exhibit 99.5 to the
                                          Company's Current Report
                                          on Form 8-K filed on
                                          September 17, 1996
                                          ("September 17, 1996
                                          8-K")

4-1        Form of ACC Corp. Class A      Incorporated by Reference
           Common Stock Certificate       to Exhibit 4-1 to the
                                          Company's Registration
                                          Statement on Form S-3,
                                          No. 333-01157 declared
                                          effective May 2, 1996

4-2        Form of Warrant to purchase    Incorporated by Reference
           7,500 Shares of Class A        to Exhibit 99.4 to the
           Common Stock dated October     Company's Current Report
           30, 1995                       on Form 8-K filed on
                                          February 22, 1996 8-K
                                          ("February 22, 1996 8-K")

10-1       Form of Employment             Incorporated by Reference
           Continuation Incentive         to Exhibit 99.3 to the
           Agreement between ACC Corp.    Company's February 22,
           and certain of its Key         1996 8-K
           Employees

10-2       ACC Corp. Employee Long Term   Incorporated by Reference
           Incentive Plan, as amended     to Exhibit 4-1 to the
           through February 5, 1996       Company's Registration
                                          Statement on Form S-8,
                                          No. 333-01219, effective
                                          February 26, 1996

10-3       Form of ACC Corp.              Incorporated by Reference
           Indemnification Agreement      to Exhibit 10-29 to the
           with its Directors and         Company's Report on
           certain of its Executive       Form 10-K for its year
           Officers                       ended December 31, 1987

10-4       ACC Corp. Employee Stock       Incorporated by Reference
           Purchase Plan                  to Exhibit 4-4 to the
                                          Company's Registration
                                          Statement on Form S-8,
                                          No. 33-75558, effective
                                          February 22, 1994

10-5       Employment Agreement between   Incorporated by Reference
           ACC Corp. and David K.         to Exhibit 10-2 to the
           Laniak, dated October 6,       Company's September 30,
           1995                           1995 10-Q

10-6       Salary Continuation and        Incorporated by Reference
           Deferred Compensation          to Exhibit 10-3 to the
           Agreement between ACC Corp.    Company's September 30,
           and Richard T. Aab, dated      1995 10-Q
           October 6, 1995

10-7       Non-Competition Agreement      Incorporated by Reference
           between ACC Corp. and          to Exhibit 10-4 to the
           Richard T. Aab, dated          Company's September 30,
           October 6, 1995                1995 10-Q

10-8       Release and Settlement         Incorporated by Reference
           Agreement between ACC Corp.    to Exhibit 99.2 to the
           and Francis Coleman, dated     Company's February 22,
           December 29, 1995              1996 8-K

10-9       Software License Agreement     Incorporated by Reference
           dated March 30, 1995 by and    to Exhibit 99.5 to the
           between AMBIX Systems Corp.    Company's February 22,
           and ACC Corp.                  1996 8-K

10-10      Software License Agreement     Incorporated by Reference
           dated February 21, 1996        to Exhibit 99.6 to the
           between AMBIX Acquisition      Company's February 22,
           Corp. and ACC Corp.            1996 8-K

10-11      Bill of Sale from AMBIX        Incorporated by Reference
           Systems Corp. to ACC Corp.     to Exhibit 99.7 to the
           dated February 6, 1996         Company's February 22,
                                          1996 8-K

10-12      Letter Agreement dated         Incorporated by Reference
           April 27, 1995 between the     to Exhibit 99.8 to the
           Special Committee of the       Company's February 22,
           Board of Directors of ACC      1996 8-K
           Corp. and Richard T. Aab

10-13      Lease dated January 25, 1994   Incorporated by Reference
           between the Hague              to Exhibit 99.9 to the
           Corporation and ACC Corp.,     Company's February 22,
           as modified by a Lease         1996 8-K
           Modification Agreement No. 1
           dated May 31, 1994 and a
           Lease Modification Agreement
           No. 2 dated May 31, 1994,
           relating to the leased
           premises located at 400 West
           Avenue, Rochester, New York

10-14      Amended and Restated Lease     Incorporated by Reference
           Agreement dated March 1,       to Exhibit 99.10 to the
           1994 between ACC Long          Company's February 22,
           Distance Inc./Interurbains     1996 8-K
           ACC Inc. and Coopers &
           Lybrand relating to the
           leased premises located at
           5343 Dundas Street West,
           Etobicoke, Ontario, Canada

10-15      Underlease Agreement dated     Incorporated by Reference
           December 23, 1993 between      to Exhibit 99.11 to the
           ACC Long Distance UK           Company's February 22,
           Limited, IBM United Kingdom    1996 8-K
           Limited, and ACC Corp.
           relating to the leased
           premises located on the
           tenth floor at The Chiswick
           Centre 414 Chiswick High
           Road, London, England

10-16      Underlease Agreement dated     Incorporated by Reference
           June 6, 1995 between ACC       to Exhibit 99.12 to the
           Long Distance UK Limited,      Company's February 22,
           IBM United Kingdom Limited,    1996 8-K
           and ACC Corp. relating to
           the leased premises located
           on the first floor at The
           Chiswick Centre 414 Chiswick
           High Road, London, England

10-17      Supplemental Lease Agreement   Incorporated by Reference
           dated June 3, 1994 between     to Exhibit 99.13 to the
           ACC Long Distance UK           Company's February 22,
           Limited, IBM United Kingdom    1996 8-K
           Limited, and ACC Corp.
           relating to the leased
           premises located on the
           ninth floor at The Chiswick
           Centre 414 Chiswick High
           Road, London, England

10-18      Amended and Restated Credit    Filed herewith
           Agreement, dated as of
           January 14, 1997, by and
           among ACC Corp. and certain
           Subsidiaries as Borrowers,
           ACC Corp. as Guarantor,
           First Union National Bank of
           North Carolina as Managing
           Agent and Administrative
           Agent, and Fleet National
           Bank, as Managing Agent and
           Documentation Agent

10-19      Leasehold Mortgage dated       Incorporated by Reference
           July 21, 1995 between ACC      to Exhibit 99.16 to the
           Corp. and First Union          Company's February 22,
           National Bank of North         1996 8-K
           Carolina relating to the
           leased premises located at
           400 West Avenue, Rochester,
           New York ("Rochester
           Leasehold Mortgage")

10-20      Modification to Rochester      Filed herewith
           Leasehold Mortgage dated
           January 14, 1997


10-21      Leasehold Mortgage dated       Incorporated by Reference
           July 21, 1995 between ACC      to Exhibit 99.16 to the
           Corp. and First Union          Company's February 22,
           National Bank of North         2996 8-K
           Carolina relating to the
           leased premises located at
           Suite 206, State Tower
           Building, 109 South Warren

10-22      Street, Syracuse, New York     Filed herewith
           ("Syracuse Leasehold
           Mortgage")

           Modification to Syracuse
           Leasehold Mortgage dated
           January 14, 1997

10-23      Leasehold Mortgage dated       Incorporated by Reference
           July 21, 1995 between ACC      to Exhibit 99.17 to the
           Corp. and First Union          Company's February 22,
           National Bank of North         1996 8-K
           Carolina relating to the
           leased premises located at
           Suite 2200, Suite 204 and
           Suite 205, State Tower
           Building, 109 South Warren
           Street, Syracuse, New York
           ("Additional Syracuse
           Leasehold Mortgage")

10-24      Modification to Additional     Filed herewith
           Syracuse Leasehold Mortgage
           dated January 14, 1997

10-25      Mortgage of Leasehold          Filed herewith
           Interest, dated as of
           January 14, 1997, between
           ACC TelEnterprises
           Ltd./TelEnterprises ACC LTEE
           and First Union National
           Bank of North Carolina, as
           Agent, relating to the
           leased premises located at
           One Toronto Street, Toronto,
           Ontario, Canada

10-26      Mortgage of Leasehold          Filed herewith
           Interest, dated as of
           January 14, 1997, between
           ACC TelEnterprises
           Ltd./TelEnterprises ACC LTEE
           and First Union National
           Bank of North Carolina, as
           Agent, relating to the
           leased premises located at
           5343 Dundas Street West,
           Etobicoke, Ontario, Canada

10-27      Amended and Restated Pledge    Filed herewith
           Agreement dated as of
           January 14, 1997 by ACC
           Corp. in favor of First
           Union National Bank of North
           Carolina as Administrative
           Agent

10-28      Amended and Restated Pledge    Filed herewith
           Agreement dated as of
           January 14, 1997 by ACC
           National Long Distance Corp.
           in favor of First Union
           National Bank of North
           Carolina as Administrative
           Agent

10-29      Amended and Restated           Filed herewith
           Security Agreement dated as
           of January 14, 1997 between
           ACC Corp., certain Domestic
           Subsidiaries of the Company
           and First Union National
           Bank of North Carolina as
           Administrative Agent

10-30      Amended and Restated           Filed herewith
           Trademark Security Agreement
           dated as of January 14, 1997
           between ACC Corp. and First
           Union National Bank of North
           Carolina as Administrative
           Agent

10-31      License Agreement dated        Incorporated by Reference
           July 1, 1993 between           to Exhibit 99.23 to the
           Hudson's Bay Company and ACC   Company's February 22,
           Long Distance Inc.             1996 8-K

10-32      Employment Agreement between   Incorporated by Reference
           Christopher Bantoft and ACC    to Exhibit 10-29 of the
           Long Distance UK Ltd. dated    Company's Report on Form
           November 16, 1993, as          10-K for its year ended
           amended                        December 31, 1995
                                          ("December 31, 1995 10-
                                          K")

10-33      Employment Agreement between   Incorporated by Reference
           Steve M. Dubnik and ACC        to Exhibit 10-30 of the
           TelEnterprises Ltd. dated      Company's December 31,
           August 4, 1994                 1995 10-K

10-34      ACC Corp. Non-Employee         Incorporated by Reference
           Directors' Stock Option Plan   to Exhibit 99.1 to the
                                          Company's February 22,
                                          1996 8-K
10-35      Rules of the ACC Corp. 1996
           UK Sharesave Scheme dated      Filed herewith
           August 5, 1996

10-36      Net Settlement Agreement       Incorporated by Reference
           dated September 9, 1996        to Exhibit 99.6 to the
           between Teletek, Inc. and      Company's September 17,
           ACC Long Distance Corp.        1996 8-K

10-37      License Agreement between      Incorporated by Reference
           EDS of Canada Ltd. and ACC     to Exhibit 99.7 to the
           TelEnterprises Ltd. dated      Company's September 17,
           June 24, 1996                  1996 8-K

10-38      Amendment to Salary            Incorporated by Reference
           Continuation and Deferred      to Exhibit 99.8 to the
           Compensation Agreement         Company's September 17,
           between ACC Corp. and          1996 8-K
           Richard T. Aab dated
           September 13, 1996

10-39      License Granted by the         Filed herewith
           Secretary of State for Trade
           and Industry to ACC Long
           Distance UK Ltd. Under
           Section 7 of the
           Telecommunications Act 1984


10-40      Leasehold Mortgage dated as    Filed herewith
           of January 14, 1997 by and
           among ACC National Telecom
           Corp. and First Union
           National Bank of North
           Carolina as Administrative
           Agent relating to the leased
           premises located at One
           Commerce Plaza, Albany, New
           York

10-41      Leasehold Mortgage dated as    Filed herewith
           of January 14, 1997 by and
           among ACC Long Distance
           Corp. and First Union
           National Bank of North
           Carolina as Administrative
           Agent relating to the leased
           premises located at 69
           Delaware Avenue, Buffalo,
           New York

10-42      Leasehold Mortgage dated as    Filed herewith
           of January 14, 1997 by and
           among ACC National Telecom
           Corp. and First Union
           National Bank of North
           Carolina as Administrative
           Agent relating to the leased
           premises located at 32 Old
           Slip, New York, New York
10-43      Mortgage of Leasehold          Filed herewith
           Interest, dated as of
           January 14, 1997, between
           ACC TelEnterprises
           Ltd./TelEnterprises ACC LTEE
           and First Union National
           Bank of North Carolina as
           Administrative Agent
           relating to the leased
           premises located in
           Vancouver, British Columbia,
           Canada

11         Statement re: Computation of   See Note 1 to the Notes
           Per Share Earnings             to the Consolidated
                                          Financial Statements
                                          filed herewith

13         Excerpts from 1996 Annual      Filed herewith
           Report to Shareholders
           incorporated by reference
           herein

21         Subsidiaries of ACC Corp.      Filed herewith

23         Accountant's Consent re:       Filed herewith
           Incorporation by Reference

27         Financial Data Schedule        Filed only with EDGAR
                                          filing, per Reg. S-K,
                                          Rule 601(c)(1)(v)
     (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarter ended December 31, 1996.

     (c)  Exhibits.  See Exhibit Index.

     (d)  Financial Statement Schedules.  Financial Statement
Schedules, along with the report of the independent public accountants thereon, are as follows:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  ACC Corp.:

We have audited in accordance with generally accepted auditing standards, the financial statements of ACC Corp. included in this Form 10-K and have issued our report thereon dated January 24, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Rochester, New York
March  27, 1997



                                   /s/ Arthur Andersen LLP

                              SCHEDULE II

                       ACC CORP AND SUBSIDIARIES

             CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

           For the Years Ended December 31, 1996, 1995, 1994
                                (000's)

                                            Balance  Charged              Net     Balance
                                              at    to Costs   Charged  Accounts    at
                                           Beginning   and     to Other Written   End of
                                           of Period Expenses  Accounts   Off     Period

YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts              $2,085   $5,143      -    ($3,433)   $3,795
Valuation allowance for deferred tax assets $10,938  ($3,269)     -       -       $7,669

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts              $1,035   $3,284      -    ($2,234)   $2,085
Valuation allowance for deferred tax assets  $7,454   $2,223   $1,261(1)   -     $10,938

YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful accounts              $1,008   $2,345      -    ($2,318)   $1,035
Valuation allowance for deferred tax assets    $603   $6,851      -       -       $7,454

______________________________
(1)  Represents valuation allowance associated with loss carryforwards of Metrowide Communications which was purchased by ACC Canada on
August 1, 1995.

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

                                             ACC CORP.

Dated:  March 27, 1997           By:         /s/ David K. Laniak
                                             David K. Laniak,
                                             Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated.

Dated:  March 27, 1997           By:         /s/ David K. Laniak
                                             David K. Laniak,
                                             Chief Executive
                                             Officer and a Director


Dated:  March 27, 1997           By:         /s/ Michael R. Daley
                                             Michael R. Daley,
                                             Executive Vice
                                             President and Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)


Dated:  March 27, 1997            By:        /s/ Hugh F. Bennett
                                             Hugh F. Bennett, Director


Dated:  March 27, 1997           By:          /s/ Arunas A. Chesonis
                                              Arunas A. Chesonis,
                                              President and a Director


Dated:  March 27, 1997           By:           /s/ Willard Z. Estey
                                             Willard Z. Estey,Director


Dated:  March ____, 1997           By:
                                             Richard T. Aab, Director


Dated:  March ____, 1997           By:
                                             Daniel D. Tessoni,Director


Dated:  March 27, 1997           By:         /s/ Robert M. VanDegna
                                             Robert M. Van Degna,Director

                         LIST OF EXHIBITS


Exhibit
Number     Description                    Location


3-1        First Restated Certificate     Incorporated by Reference
           of Incorporation of ACC        to Exhibit 3 to the
           Corp.                          Company's Quarterly
                                          Report on Form 10-Q for
                                          its Quarter Ended
                                          September 30, 1995
                                          ("September 30, 1995
                                          10-Q")

3-2        Bylaws of ACC Corp., as        Incorporated by Reference
           amended on May 21, 1996        to Exhibit 99.5 to the
                                          Company's Current Report
                                          on Form 8-K filed on
                                          September 17, 1996
                                          ("September 17, 1996
                                          8-K")

4-1        Form of ACC Corp. Class A      Incorporated by Reference
           Common Stock Certificate       to Exhibit 4-1 to the
                                          Company's Registration
                                          Statement on Form S-3,
                                          No. 333-01157 declared
                                          effective May 2, 1996

4-2        Form of Warrant to purchase    Incorporated by Reference
           7,500 Shares of Class A        to Exhibit 99.4 to the
           Common Stock dated October     Company's Current Report
           30, 1995                       on Form 8-K filed on
                                          February 22, 1996 8-K
                                          ("February 22, 1996 8-K")

10-1       Form of Employment             Incorporated by Reference
           Continuation Incentive         to Exhibit 99.3 to the
           Agreement between ACC Corp.    Company's February 22,
           and certain of its Key         1996 8-K
           Employees

10-2       ACC Corp. Employee Long Term   Incorporated by Reference
           Incentive Plan, as amended     to Exhibit 4-1 to the
           through February 5, 1996       Company's Registration
                                          Statement on Form S-8,
                                          No. 333-01219, effective
                                          February 26, 1996

10-3       Form of ACC Corp.              Incorporated by Reference
           Indemnification Agreement      to Exhibit 10-29 to the
           with its Directors and         Company's Report on
           certain of its Executive       Form 10-K for its year
           Officers                       ended December 31, 1987

10-4       ACC Corp. Employee Stock       Incorporated by Reference
           Purchase Plan                  to Exhibit 4-4 to the
                                          Company's Registration
                                          Statement on Form S-8,
                                          No. 33-75558, effective
                                          February 22, 1994

10-5       Employment Agreement between   Incorporated by Reference
           ACC Corp. and David K.         to Exhibit 10-2 to the
           Laniak, dated October 6,       Company's September 30,
           1995                           1995 10-Q

10-6       Salary Continuation and        Incorporated by Reference
           Deferred Compensation          to Exhibit 10-3 to the
           Agreement between ACC Corp.    Company's September 30,
           and Richard T. Aab, dated      1995 10-Q
           October 6, 1995

10-7       Non-Competition Agreement      Incorporated by Reference
           between ACC Corp. and          to Exhibit 10-4 to the
           Richard T. Aab, dated          Company's September 30,
           October 6, 1995                1995 10-Q

10-8       Release and Settlement         Incorporated by Reference
           Agreement between ACC Corp.    to Exhibit 99.2 to the
           and Francis Coleman, dated     Company's February 22,
           December 29, 1995              1996 8-K

10-9       Software License Agreement     Incorporated by Reference
           dated March 30, 1995 by and    to Exhibit 99.5 to the
           between AMBIX Systems Corp.    Company's February 22,
           and ACC Corp.                  1996 8-K

10-10      Software License Agreement     Incorporated by Reference
           dated February 21, 1996        to Exhibit 99.6 to the
           between AMBIX Acquisition      Company's February 22,
           Corp. and ACC Corp.            1996 8-K

10-11      Bill of Sale from AMBIX        Incorporated by Reference
           Systems Corp. to ACC Corp.     to Exhibit 99.7 to the
           dated February 6, 1996         Company's February 22,
                                          1996 8-K

10-12      Letter Agreement dated         Incorporated by Reference
           April 27, 1995 between the     to Exhibit 99.8 to the
           Special Committee of the       Company's February 22,
           Board of Directors of ACC      1996 8-K
           Corp. and Richard T. Aab

10-13      Lease dated January 25, 1994   Incorporated by Reference
           between the Hague              to Exhibit 99.9 to the
           Corporation and ACC Corp.,     Company's February 22,
           as modified by a Lease         1996 8-K
           Modification Agreement No. 1
           dated May 31, 1994 and a
           Lease Modification Agreement
           No. 2 dated May 31, 1994,
           relating to the leased
           premises located at 400 West
           Avenue, Rochester, New York

10-14      Amended and Restated Lease     Incorporated by Reference
           Agreement dated March 1,       to Exhibit 99.10 to the
           1994 between ACC Long          Company's February 22,
           Distance Inc./Interurbains     1996 8-K
           ACC Inc. and Coopers &
           Lybrand relating to the
           leased premises located at
           5343 Dundas Street West,
           Etobicoke, Ontario, Canada

10-15      Underlease Agreement dated     Incorporated by Reference
           December 23, 1993 between      to Exhibit 99.11 to the
           ACC Long Distance UK           Company's February 22,
           Limited, IBM United Kingdom    1996 8-K
           Limited, and ACC Corp.
           relating to the leased
           premises located on the
           tenth floor at The Chiswick
           Centre 414 Chiswick High
           Road, London, England

10-16      Underlease Agreement dated     Incorporated by Reference
           June 6, 1995 between ACC       to Exhibit 99.12 to the
           Long Distance UK Limited,      Company's February 22,
           IBM United Kingdom Limited,    1996 8-K
           and ACC Corp. relating to
           the leased premises located
           on the first floor at The
           Chiswick Centre 414 Chiswick
           High Road, London, England

10-17      Supplemental Lease Agreement   Incorporated by Reference
           dated June 3, 1994 between     to Exhibit 99.13 to the
           ACC Long Distance UK           Company's February 22,
           Limited, IBM United Kingdom    1996 8-K
           Limited, and ACC Corp.
           relating to the leased
           premises located on the
           ninth floor at The Chiswick
           Centre 414 Chiswick High
           Road, London, England

10-18      Amended and Restated Credit    Filed herewith
           Agreement, dated as of
           January 14, 1997, by and
           among ACC Corp. and certain
           Subsidiaries as Borrowers,
           ACC Corp. as Guarantor,
           First Union National Bank of
           North Carolina as Managing
           Agent and Administrative
           Agent, and Fleet National
            Bank, as Managing Agent and
           Documentation Agent

10-19      Leasehold Mortgage dated       Incorporated by Reference
           July 21, 1995 between ACC      to Exhibit 99.16 to the
           Corp. and First Union          Company's February 22,
           National Bank of North         1996 8-K
           Carolina relating to the
           leased premises located at
           400 West Avenue, Rochester,
           New York ("Rochester
           Leasehold Mortgage")

10-20      Modification to Rochester      Filed herewith
           Leasehold Mortgage dated
           January 14, 1997


10-21      Leasehold Mortgage dated       Incorporated by Reference
           July 21, 1995 between ACC      to Exhibit 99.16 to the
           Corp. and First Union          Company's February 22,
           National Bank of North         2996 8-K
           Carolina relating to the
           leased premises located at
           Suite 206, State Tower
           Building, 109 South Warren
           Street, Syracuse, New York
           ("Syracuse Leasehold
           Mortgage")

10-22      Modification to Syracuse       Filed herewith
           Leasehold Mortgage dated
           January 14, 1997

10-23      Leasehold Mortgage dated       Incorporated by Reference
           July 21, 1995 between ACC      to Exhibit 99.17 to the
           Corp. and First Union          Company's February 22,
           National Bank of North         1996 8-K
           Carolina relating to the
           leased premises located at
           Suite 2200, Suite 204 and
           Suite 205, State Tower
           Building, 109 South Warren
           Street, Syracuse, New York
           ("Additional Syracuse
           Leasehold Mortgage")

10-24      Modification to Additional     Filed herewith
           Syracuse Leasehold Mortgage
           dated January 14, 1997

10-25      Mortgage of Leasehold          Filed herewith
           Interest, dated as of
           January 14, 1997, between
           ACC TelEnterprises
           Ltd./TelEnterprises ACC LTEE
           and First Union National
           Bank of North Carolina, as
           Agent, relating to the
           leased premises located at
           One Toronto Street, Toronto,
           Ontario, Canada

10-26      Mortgage of Leasehold          Filed herewith
           Interest, dated as of
           January 14, 1997, between
           ACC TelEnterprises
           Ltd./TelEnterprises ACC LTEE
           and First Union National
           Bank of North Carolina, as
           Agent, relating to the
           leased premises located at
           5343 Dundas Street West,
           Etobicoke, Ontario, Canada


10-27      Amended and Restated Pledge    Filed herewith
           Agreement dated as of
           January 14, 1997 by ACC
           Corp. in favor of First
           Union National Bank of North
           Carolina as Administrative
           Agent

10-28      Amended and Restated Pledge    Filed herewith
           Agreement dated as of
           January 14, 1997 by ACC
           National Long Distance Corp.
           in favor of First Union
           National Bank of North
           Carolina as Administrative
           Agent

10-29      Amended and Restated           Filed herewith
           Security Agreement dated as
           of January 14, 1997 between
           ACC Corp., certain Domestic
           Subsidiaries of the Company
           and First Union National
           Bank of North Carolina as
           Administrative Agent

10-30      Amended and Restated           Filed herewith
           Trademark Security Agreement
           dated as of January 14, 1997
           between ACC Corp. and First
           Union National Bank of North
           Carolina as Administrative
           Agent

10-31      License Agreement dated        Incorporated by Reference
           July 1, 1993 between           to Exhibit 99.23 to the
           Hudson's Bay Company and ACC   Company's February 22,
           Long Distance Inc.             1996 8-K

10-32      Employment Agreement between   Incorporated by Reference
           Christopher Bantoft and ACC    to Exhibit 10-29 of the
           Long Distance UK Ltd. dated    Company's Report on Form
           November 16, 1993, as          10-K for its year ended
           amended                        December 31, 1995
                                          ("December 31, 1995 10-
                                          K")

10-33      Employment Agreement between   Incorporated by Reference
           Steve M. Dubnik and ACC        to Exhibit 10-30 of the
           TelEnterprises Ltd. dated      Company's December 31,
           August 4, 1994                 1995 10-K
10-34      ACC Corp. Non-Employee         Incorporated by Reference
           Directors' Stock Option Plan   to Exhibit 99.6 to the
                                          Company's September 17,
                                          1996 8-K

10-35      Rules of the ACC Corp. 1996    Filed herewith
           UK Sharesave Scheme dated
           August 5, 1996

10-36      Net Settlement Agreement       Incorporated by Reference
           dated September 9, 1996        to Exhibit 99.6 to the
           between Teletek, Inc. and      Company's September 17,
           ACC Long Distance Corp.        1996 8-K

10-37      License Agreement between      Incorporated by Reference
           EDS of Canada Ltd. and ACC     to Exhibit 99.7 to the
           TelEnterprises Ltd. dated      Company's September 17,
           June 24, 1996                  1996 8-K

10-38      Amendment to Salary            Incorporated by Reference
           Continuation and Deferred      to Exhibit 99.8 to the
           Compensation Agreement         Company's
           between ACC Corp. and          September 17, 1996 8-K
           Richard T. Aab dated
           September 13, 1996


10-39      License Granted by the         Filed herewith
           Secretary of State for Trade
           and Industry to ACC Long
           Distance UK Ltd. Under
           Section 7 of the
           Telecommunications Act 1984

10-40      Leasehold Mortgage dated as    Filed herewith
           of January 14, 1997 by and
           among ACC National Telecom
           Corp. and First Union
           National Bank of North
           Carolina as Administrative
           Agent relating to the leased
           premises located at One
           Commerce Plaza, Albany, New
           York


10-41      Leasehold Mortgage dated as    Filed herewith
           of January 14, 1997 by and
           among ACC Long Distance
           Corp. and First Union
           National Bank of North
           Carolina as Administrative
           Agent relating to the leased
           premises located at 69
           Delaware Avenue, Buffalo,
           New York

10-42      Leasehold Mortgage dated as    Filed herewith
           of January 14, 1997 by and
           among ACC National Telecom
           Corp. and First Union
           National Bank of North
           Carolina as Administrative
           Agent relating to the leased
           premises located at 32 Old
           Slip, New York, New York

10-43      Mortgage of Leasehold          Filed herewith
           Interest, dated as of
           January 14, 1997, between
           ACC TelEnterprises
           Ltd./TelEnterprises ACC LTEE
           and First Union National
           Bank of North Carolina as
           Administrative Agent
           relating to the leased
           premises located in
           Vancouver, British Columbia,
           Canada

11         Statement re: Computation of   See Note 1 to the Notes
           Per Share Earnings             to the Consolidated
                                          Financial Statements
                                          filed herewith

13         Excerpts from 1996 Annual      Filed herewith
           Report to Shareholders
           incorporated by reference
           herein

21         Subsidiaries of ACC Corp.      Filed herewith

23         Accountant's Consent re:       Filed herewith
           Incorporation by Reference

27         Financial Data Schedule        Filed only with EDGAR
                                          filing, per Reg. S-K,
                                          Rule 601(c)(1)(v)