Form 10-Q
period 1997-03-31
ACC CORP
filed 1997-05-15
CIK 783233

-  -

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997.

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______ TO _______

Commission file number  0-14567


                            ACC CORP.
     (Exact name of registrant as specified in its charter)


            Delaware                          16-1175232
(State or other jurisdiction of             (IRS Employer
incorporation or organization)            Identification No.)


           400 West Avenue, Rochester, New York  14611
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

Yes   X                      No

As of  May 1, 1997, the Registrant had issued and outstanding
16,729,108 shares of its Class A Common Stock, par value $.015 per share.

The Index of Exhibits filed with this Report is found at Page 23.
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

ACC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share data)

                                                            Three months ended
                                                                 March 31,
                                                              1997       1996

Revenue:
   Toll revenue                                              $73,840    $61,538
   Local service revenue and other                             8,812      5,317
                                                              82,652     66,855

Network costs                                                 48,616     41,608

Gross profit                                                  34,036     25,247

Other operating expenses:
  Depreciation and amortization                                5,131      3,619
  Selling, general and administrative                         23,534     18,637
                                                              28,665     22,256

 Income from operations                                        5,371      2,991

Other income (expense):
  Interest                                                      (651)    (1,524)
  Foreign exchange gain (loss)                                  (152)        12
                                                                (803)    (1,512)

 Income before provision for income
   taxes and minority interest                                 4,568      1,479

 Provision for  income taxes                                     516        324

 Income before minority interest                               4,052      1,155

Minority interest in (earnings) of
  consolidated subsidiary                                          0       (299)

 Net income                                                    4,052        856
 Less Series A preferred stock dividend                            0       (299)
 Less Series A preferred stock accretion                           0       (209)

 Income applicable to common stock                            $4,052       $348

Net income per common
  & common equivalent share                                    $0.23      $0.03
Weighted average number of common
 and common equivalent shares                             17,495,914 12,800,453


ACC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in 000's)

                                                                 MARCH 31,
                                                               1997       1996
Cash flows from operating activities:
 Net income                                                   $4,052       $856

 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                               5,131      3,619
   Deferred income taxes                                       2,449       (260)
   Minority interest in earnings  of
   consolidated subsidiary                                         0        299
   Unrealized foreign exchange loss                              162         59
   Amortization of deferred financing costs                      148          0
   (Increase)decrease in assets:
      Accounts receivable, net                                (4,031)    (2,604)
      Other receivables                                          476      1,710
      Prepaid expenses and other assets                          112       (523)
      Deferred installation costs                               (941)      (675)
      Other                                                   (5,543)      (169)
   Increase(decrease) in liabilities:
      Accounts payable                                        (8,652)     1,594
      Accrued network costs                                     (398)      (257)
      Other accrued expenses                                 (18,111)    (1,913)

        Net cash provided by
        (used in) operating activities                       (25,146)     1,736

Cash flows from investing activities:
  Capital expenditures, net                                   (4,241)    (5,625)
  Acquisition of customer base                                  (404)
       Net cash used in investing activities                  (4,645)    (5,625)

Cash flows from financing activities:
  Borrowings under lines of credit and notes payable          58,617     11,850
  Repayments under lines of credit and notes payable         (26,380)    (8,643)
  Repayment of long-term debt, other than lines of credit     (4,563)      (852)
  Proceeds from issuance of common stock                       1,500      2,446
  Financing costs                                             (1,169)         0

        Net cash provided by financing activities             28,005      4,801

Effect of exchange rate changes on cash                         (239)       (41)

Net increase (decrease) in cash from operations               (2,025)       871

Cash and cash equivalents at beginning of period               2,035        518

Cash and cash equivalents at end of period                       $10     $1,389

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                      $626       $896

  Income taxes                                                    $0       $583


ACC CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(UNAUDITED)

                                                              Mar. 31,  Dec. 31
                                                                1997      1996


CURRENT ASSETS:
 Cash and cash equivalents                                       $10     $2,035
 Accounts receivable, net of allowance
  for doubtful accounts of $3,670 in
  1997 and $3,795 in 1996                                     54,860     51,474
 Other receivables                                             3,240      3,792
 Prepaid expenses and other assets                             4,483      4,632
  TOTAL CURRENT ASSETS                                        62,593     61,933

PROPERTY, PLANT, AND EQUIPMENT
 At cost                                                     121,825    119,398
 Less-accumulated depreciation and
  amortization                                               (41,787)   (38,946)
  TOTAL PROPERTY, PLANT, AND EQUIPMENT                        80,038     80,452



OTHER ASSETS:
 Goodwill and customer base, net                              49,923     50,629
 Deferred installation costs, net                              4,522      4,312
 Other                                                        13,073      6,705
  TOTAL OTHER ASSETS                                          67,518     61,646

   TOTAL ASSETS                                             $210,149   $204,031


CURRENT LIABILITIES:
 Notes payable                                                $1,187       $730
 Current maturities of
  long-term debt                                               2,541      3,521
 Accounts payable                                              5,829     15,351
 Accrued network costs                                        21,968     22,908
 Other accrued expenses                                       17,590     34,884
   TOTAL CURRENT LIABILITIES                                  49,115     77,394

Deferred income taxes                                          3,943      2,767

Long-term debt                                                33,824      6,007


SHAREHOLDERS' EQUITY:
 Preferred Stock, $1.00 par value, Authorized -
  1,990,000 shares; Issued - no shares                             -          -
 Class A Common Stock, $.015 par value
  Authorized - 50,000,000 shares;
  Issued - 17,801,131 in 1997 and
  17,684,361  in 1996                                            267        265
 Class B Common Stock, $.015 par value,
  Authorized - 25,000,000 shares;
  Issued - no shares                                               0          -
 Capital in excess of par value                              118,377    116,878
 Cumulative translation adjustment                            (1,511)    (1,362)
 Retained earnings                                             7,744      3,692
                                                             124,877    119,473
 Less-
 Treasury stock, at cost (1,089,884
   shares in 1997 and 1996)                                   (1,610)    (1,610)
    TOTAL SHAREHOLDERS' EQUITY                               123,267    117,863

    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                    $210,149   $204,031



    ACC CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 1997

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

          As used herein, unless the context otherwise requires, the "Company" and "ACC" refer to ACC Corp. and its subsidiaries, including its U.S. operating subsidiaries("ACC U.S."), ACC TelEnterprises Ltd.("ACC Canada"), ACC Long Distance UK Ltd. ("ACC U.K."), and ACC Telecommunications GmbH ("ACC Germany"). In this Form 10-Q, references to "dollar" and "$" are to United States dollars, references to "Cdn. $" are to Canadian dollars, references to "pound symbol" are to English pounds sterling, references to "DM" are to German Deutchmarks, the terms
"United States" and "U.S." mean the United States of America and, unless the context otherwise requires, its states, territories and possessions and all areas subject to its jurisdiction, and the terms "United Kingdom" and "U.K." mean England, Scotland and Wales.

2.        Form 10-K

          Reference is made to the following footnotes included in the Company's 1996 Annual Report on Form 10-K:

          Principles of Consolidation
          Minority Interest
          Revenue
          Other Receivables
          Property, Plant and Equipment
          Deferred Costs
          Goodwill and Customer Base
          Common and Common Equivalent Shares
          Foreign Currency Translation
          Income Taxes
          Cash Equivalents
          Derivative Financial Instruments
          Financial Instruments
          Stock-Based Compensation
          Use of Estimates
          Reclassifications
          Description of Business
          Equal Access Costs
          Debt
          Senior Credit Facility and Lines of Credit
          Working Capital Lines of Credit
          Income Taxes
          Redeemable Preferred Stock
          Public Offerings
          Private Placement
          Stock-Based Compensation
          Employee Long-Term Incentive Plan
          Employee Stock Purchase Plan
          Non-Employee Directors' Stock Option Plan
          United Kingdom Sharesave Scheme
          Treasury Stock
          Operating Leases
          Employment and Other Agreements
          Purchase Commitments
          Defined Contribution Plans
          Annual Incentive Plan
          Legal Matters
          Geographic Area Information
          Related Party Transactions

3.    Net Income Per Share

      Net income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period and net income reduced by preferred dividends and accreted costs. The average number of shares outstanding (1996 data retroactively restated for a three-for-two stock split as of August 8,
1996) is computed as follows;



                                           For the Three Months
                                            Ended March 31,

Average Number Outstanding:                   1997        1996

Common Shares                              16,654,398   11,963,025
Common Equivalent Shares                      841,516      837,428

TOTAL                                      17,495,914   12,800,453

Fully diluted income per share amounts are not presented for any period because inclusion of these amounts would be anti-dilutive.

4.   SFAS No. 128

    In February 1997, Statement of Financial Accounting Standard No. 128 was issued, which establishes standards for computing and presenting earnings per share (EPS). The Statement, which supersedes Opinion 15, replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Statement requires restatement of all prior-period EPS data presented.
     While the Statement prohibits early adoption, pro forma presentation of the impact of the Statement for the reporting periods is illustrated below;
                Pro Forma Earnings Per Share Computation under FAS 128
                      Three months ended March 31, 1997 and 1996
               (amounts in thousands except share and per share amounts)

                              1997                       1996
                    Income   Shares  Per share  Income   Shares  Per share

Basic EPS
Net income           $4,052                     $ 856
Less: preferred
stock dividends
and preferred
stock accretion          -                       (508)
Income available to ____________________          ____________________
common shareholders  $4,052  16,654,398 $.24    $ 348   11,963,025  $.03
Diluted EPS
Add:  Options and
warrants                        841,516                    837,428
Income available to
common shareholders  $4,052  17,495,914  $.23   $ 348   12,800,453  $.03

     Pro forma basic earnings per common share were computed by dividing net income by weighted average number of shares of common stock outstanding during the quarter. The pro forma dilutive effect of options and warrants reflects application of the treasury stock method, utilizing average market prices during the period, and excludes any assumed exercise that would have been antidilutive. Assumed conversion of outstanding redeemable and convertible preferred stock at March 31, 1996 was excluded from the above, as the effect would have been antidilutive.

5.   SFAS No. 129

     In February 1997, Statement of Financial Accounting Standard No. 129 was issued, which establishes standards for disclosing information about an entity's capital structure. The Statement eliminates exemptions of nonpublic entities to the disclosure requirements of APB No. 10, APB No. 15 and FASB No. 47, but imposes no new disclosure requirements of the Company.
6.   Senior Credit Facility

     Under the terms of the five-year senior revolving credit facility agreement of July 21, 1995, the Company was obligated to pay the financial institution an aggregate contingent interest payment based on the minimum of $750,000 or the appreciation in value of 140,000 shares of the Company's Class A Common Stock over the 18 month period ending January 21, 1997, but not to exceed $2.1 million. A payment of $2.1 million was made on January 15, 1997 in conjunction with the amendment to the credit facility, and was reflected as an accrued expense on the balance sheet at December 31, 1996.

     On January 14, 1997, the Company signed an agreement with the same financial institution to provide a $100 million credit facility to the Company which amended and restated the previous $35 million credit facility. The amended credit facility was syndicated among five financial institutions. Borrowings can be made in U.S. dollars, Canadian dollars and British pounds, and are limited individually to $30 million for ACC Canada, $20 million for ACC U.K. and $15 million for the Company's local exchange business in the U.S., with total borrowings for the Company limited to $100 million. The amended facility will be used to finance capital expenditures, provide working capital and to provide capital for acquisitions. The maximum aggregate principal amount of the amended facility is required to be reduced by $8 million per quarter commencing on March 31, 1999 until December 31, 2000, and by $9 million per quarter commencing on March 31, 2001 until maturity of the loan in January 2002.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


     The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to material risks and uncertainties and other factors. For a discussion of material risks and uncertainties and other factors that could cause actual results to differ materially from the forward-looking statements, see "Recent Losses; Potential Fluctuations in Operating Results," "Substantial Indebtedness; Need for Additional Capital," "Dependence on Transmission Facilities-Based Carriers and Suppliers," "Potential Adverse Effects of Regulation," "Increasing Domestic and International Competition," "Expansion of Local Exchange Business," "Risks of Growth and Expansion," "Risks Associated with International Operations," "Dependence on Effective Information Systems," "Risks Associated With Acquisitions, Investments and Strategic Alliances," "Technological Changes May Adversely Affect Competitiveness and Financial Results," "Risks Association with Rapidly Changing Industry," "Dependence on Key Personnel," "Risks Associated with Financing Arrangements; Dividend Restrictions," "Holding Company Structure; Reliance on Subsidiaries for Dividends," "Potential Volatility of Stock Price," "Risks Associated with Derivative Financial Instruments," "Currency Risks; Possible Effect on Financial Condition, Operating Results and Financing Costs; Exchange Controls" "International Tax Risk" and "Risks of Entry into Cellular Business and Expansion of Internet, Paging and Data Transmission Business," included under the caption "Company Risk Factors" in Exhibit 99.1 hereto, which is incorporated by reference herein, and the Company's periodic reports and other documents filed with the SEC.

General

     The Company's revenue is comprised of toll revenue(per minute charges for long distance services) and local service and other revenue. Toll revenue consists of revenue derived from ACC's long distance and operator-assisted services. Local service and other revenue consists of revenue derived from the provision of local exchange services, including local dial tone, direct access lines, Internet fees and monthly subscription fees, and also from data services. Network costs consist of expenses associated with the leasing of transmission lines, access charges and certain variable costs associated with the Company's network. The following table shows the total revenue (net of intercompany revenue) and billable long distance minutes of use attributable to the Company's U.S., Canadian and U.K. operations (no revenue was derived from Germany operations in 1996 or 1997) during the three month periods ended March 31, 1997 and 1996:

                         Three Months Ended March 31,
                           1997           1996
                     (Dollars and minutes in thousands)
                      Amount   Percent    Amount Percent

Total Revenue:
United States $          25,969   31 %   $ 19,754   29 %
Canada                   29,691   36 %     27,845   42 %
United Kingdom           26,992   33 %     19,256   29 %

      Total            $ 82,652  100 %   $ 66,855  100 %

Billable Long Distance Minutes of Use:

United States           170,142   33 %    138,518   34 %
Canada                  186,898   36 %    158,768   39 %
United Kingdom          162,468   31 %    109,830   27 %
     Total              519,508  100 %    407,116  100 %




     The following table presents certain information concerning toll revenue per billable minute and network cost per billable minute attributable to the Company's U.S., Canadian and U.K. operations during the three month periods ended March 31, 1997 and 1996:

                                    Three Months Ended March 31,
                                           1997         1996

Toll Revenue Per Billable Long Distance Minute:
United States.................               $.127         $.128
Canada                                        .135          .155
United Kingdom                                .166          .175


Network Cost Per Billable Long Distance Minute:
United States                                $.084         $.082
Canada                                        .093          .107
United Kingdom                                .104          .121

     The Company believes that historically its revenue growth as well as its network costs and results of operations for its U.S., Canadian and U.K. operations generally reflect the state of development of the Company's operations, the Company's customer mix and the competitive and regulatory environment in those markets. The Company entered the U.S, Canadian, and U.K telecommunications markets in 1982, 1985, and 1993, respectively. In 1997, the Company established a subsidiary in Germany, and expects to offer long distance service during the second quarter of 1997. The Company believes that toll revenue per billable minute and network cost per billable minute will be lower in future periods, due to competitive pressures.

     Deregulatory influences have affected the telecommunications industry in the U.S. since 1984 and the U.S. market has experienced considerable competition for a number of years. The competitive influences on the pricing of ACC US's services and network costs have been stabilizing during the past few years. This may change in the future as a result of the 1996 amendment to the U.S. Communications Act (the "1996 Act") that further opened the market to competition, particularly from the regional Bell operating companies ("RBOCs"). The Company expects U.S. competition based on price and service offerings to increase.

     The deregulatory trend in Canada, which commenced in 1989, has increased competition. ACC Canada experienced significant downward pressure on the pricing of its services during 1994 and 1995. Although revenue per minute increased from 1995 to 1996 due to changes in customer and product mix, revenue per minute fell during the first quarter of 1997, and the Company expects such downward pressure to continue. The impact of this pricing pressure on revenues of ACC Canada is being offset by an increase in the Canadian residential and student billable minutes of usage as a percentage of total Canadian billable minutes of usage, and introduction of new products and services including 800 service, local exchange resale, Internet services, and, since February 1997, paging services. Toll revenue per billable minute attributable to residential and student customers in Canada generally exceeds the toll revenue per billable minute attributable to commercial customers.

     The Company believes that, because deregulatory influences have only fairly recently begun to impact the U.K. telecommunications industry, the Company will continue to experience a significant increase in revenue from that market, but the rate of growth is expected to decline. The foregoing belief is based upon expectations of actions that may be taken by U.K. regulatory authorities and the Company's competitors; if such third parties do not act as expected, the Company's revenues in the U.K. might not increase. If ACC U.K. were to experience increased revenues, the Company believes it should be able to enhance its economies of scale and scope in the use of the fixed cost elements of its network. Nevertheless, the deregulatory trend in that market is expected to result in competitive pricing pressure on the Company's U.K. operations which could adversely affect revenues and margins. Since the U.K. market for transmission facilities is dominated by British Telecommunications PLC ("British Telecom") and Mercury Communications Ltd. ("Mercury"), the downward pressure on prices for services offered by ACC U.K. may not be accompanied by a corresponding reduction in ACC UK's network costs in the short term and, consequently, could adversely affect the Company's business, results of operations and financial condition, particularly in the event revenue derived from the Company's U.K. operations accounts for an increasing percentage of the Company's total revenue. Moreover, the Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. As each of the telecommunications markets in which it operates continues to mature, the rate of growth in its revenue and customer base in each such market is likely to decrease over time.

     Since the commencement of the Company's operations, the Company has undertaken a program of developing and expanding its service offerings, geographic focus and network. In connection with this development and expansion, the Company has made significant investments in telecommunications circuits, switches, equipment and software. These investments generally are made significantly in advance of anticipated customer growth and resulting revenue. The Company also has increased its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its customer base and geographic markets. The Company expects to continue to expand the breadth and scale of its network and related sales and marketing, customer support and operating activities. These expansion efforts are likely to cause the Company to incur significant increases in expenses from time to time, in anticipation of potential future growth in the Company's customer base and geographic markets. The Company recently announced the creation of two continental operating divisions in North America and Europe. In conjunction with this new structure, the Company plans to further expand its European operations by preparing to enter the deregulating German and other telecommunications marketplaces when regulatory and market conditions warrant. While the Company has had a successful history of entering into newly deregulated markets, there can be no assurances that the same successes will be experienced in the future. The Company has also expanded operations in the U.S. local exchange business and anticipates that a significant portion of its future growth will come from this business. The Company has only limited experience in providing local telephone services, having commenced such services in 1994. The local exchange business is highly competitive and includes several larger, better capitalized local service providers, including AT&T, among others, who can sustain losses associated with discount pricing, and the high initial investment and expenses typically incurred to attract local customers. The Company's U.S. local service business generated a small operating profit for the first three months of 1997, and for the full year 1996. However, the Company incurred operating losses from this business in 1994 and 1995 and there can be no assurances that the Company will continue to achieve positive cash flow or profitability in this business in the future.

     The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. The Company expects to focus in the near term on building and increasing its customer base, service offerings and targeted geographic markets, which will require it to increase significantly its expenses for marketing and development of its network and new services, and may adversely impact operating results from time to time. The Company's sales to other long distance carriers increased over the prior year due to the Company's efforts to promote its lower international network costs. Revenues from wholesale carriers accounted for approximately 33%, 4% and 21% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in the first quarter of 1997. With respect to these customers, the Company competes almost exclusively on price, does not have long term contracts and generates lower gross margins as a percentage of revenue. The Company's primary interest in carrier revenue is to utilize excess capacity on its network. Carrier revenue for the first quarter of 1997 was 18% of the Company's consolidated revenue compared to 17% in the first quarter of 1996, and management believes that carrier revenue will continue to represent less than 20% of consolidated total revenue as the core businesses continue to grow. The foregoing forward-looking statement is based upon expectations with respect to growth in the Company's customer base and total revenues. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

Results of Operations

     The following table presents, for the quarters ended March
31, 1997 and 1996, certain Statement of Operations data expressed as a percentage of total revenue:
                                                 Three months ended
                                                      March 31,
                                                     1997    1996
Revenue:
   Toll revenue                                       89.3% 92.1%
   Local service and other                            10.7   7.9
       Total revenue                                 100.0 100.0
Network costs                                         58.8  62.2
Gross profit                                          41.2  37.8
Other operating expenses:
   Depreciation and amortization                       6.2   5.4
   Selling, general and administrative                28.5  27.9
       Total other operating expenses                 34.7  33.3
Income from operations                                 6.5   4.5
Total other (expense)                                 (1.0) (2.3)
Income from operations before provision
  for income taxes and minority
  interest                                             5.5   2.2
Provision for income taxes                              .6    .5
Minority interest in (income)
  of consolidated subsidiary                          --      .4
Income from operations                                 4.9%  1.3%




Quarter ended March 31, 1997 Compared with Quarter ended March
31, 1996

     Revenue.  Consolidated total revenue for the quarter ended
March 31, 1997 increased by 23.6% to $82.7 million from $66.9 million for the same period in 1996, reflecting growth in long distance toll revenue, local exchange service and other revenue.
Long distance toll revenue increased 20.0% to $73.8 million for the first quarter of 1997 from $61.5 million for the first quarter of 1996, and billable minutes of use increased 27.6%.
Toll revenue growth from the core commercial, residential, and university customer base was 17.5%, while toll revenue growth from wholesale carriers was 30.8%. For the first quarter of 1997, wholesale carrier revenue represented 18.4% of consolidated total revenue, compared to 17.4% for the first quarter of 1996. Toll revenue per billable minute decreased to $.142 for the first quarter of 1997 from $.151 for the first quarter of 1996, reflecting increased competitive pricing pressures in the long distance business. Local service and other revenues increased
65.7% to $8.8 million for the first quarter of 1997 compared to $5.3 million for the first quarter of 1996, reflecting continued growth in the local exchange and Internet business lines, as well as growth in other value added products and services. Exchange rates had no material impact on revenue in either Canada or the U.K.. Customer accounts at March 31, 1997 were approximately
392,000 compared to approximately 284,000 at March 31, 1996, representing a 38% increase.
     In the U.S., long distance toll revenue increased 22.6% to $21.7 million for the first quarter of 1997 compared to $17.7 million for the first quarter of 1996 as a result of a 22.8% increase in billable minutes. Toll revenue from wholesale carriers increased 54.0% while toll revenues from the commercial residential, and university customer base increased 7.6%.
In Canada, long distance toll revenue increased 2.8% to $25.3 million for the first quarter of 1997 compared to $24.6 million for the first quarter of 1996. While billable minutes of use in Canada increased by 17.7%, this was offset by a substantial decrease in wholesale carrier traffic and pricing pressures. During the first quarter of 1997, long distance toll revenue from carriers declined 70%, due in large measure to the loss of wholesale traffic from one large Canadian long distance carrier. Toll revenue from the commercial, residential, and university customer base increased 15.1%, attributable to substantial growth in the commercial segment. It is expected that the continued growth in the commercial, residential, and university segments will offset the reduction in lower margin wholesale carrier revenue. In the U.K., long distance toll revenue increased 40.1% to $26.9 million for the first quarter of 1997 compared to $19.2 million for the first quarter of 1996. This was the result of a 47.9% increase in billable minutes offset by competitive pricing pressures.

     In the U.S., local service and other revenue increased by 111.3% to $4.3 million for the first quarter of 1997 from $2.0 million for the first quarter of 1996. Efforts to expand and grow the local exchange business resulted in revenue of $2.8 million for the first quarter of 1997 compared to $.7 million for the first quarter of 1996. Recent switch installations in Albany and Buffalo will be followed by further market penetration with planned installations of local exchange switches in New York City and Boston and Springfield, Massachusetts later in 1997. In Canada, local service and other revenue increased by 37.8% to $4.4 million for the first quarter of 1997 from $3.2 million for the first quarter of 1996. Internet revenue for the first quarter of 1997 was $.6 million. The Company commenced Internet services with the acquisition of Internet Canada in May 1996. Continued expansion and growth in local service, paging, Internet and data communications is expected to become a larger component of total revenues in future periods.

     Gross Profit. Gross profit, defined as revenue less network costs, for the quarter ended March 31, 1997 increased 34.8% to $34.0 million from $25.2 for the first quarter of 1996.
Expressed as a percentage of revenue, gross profit increased to 41.2% for the first quarter of 1997 from 37.8% for the first quarter of 1996. Contributing to the improved 1997 margin were reduced contribution charges in Canada. This accounted for approximately a 2% increase in gross profit in 1997.
Gross profits are expected to increase in the U.K. as a result of a planned installation of a microwave network, which will link the Company's three existing U.K. switches, and lower network costs (through reduced reliance on leased lines with British Telecom), while providing additional network capacity. In May 1997, the Company was awarded a Public Telecommunications Operator (PTO) license from the U.K Department of Trade and Industry, which authorizes the ownership of facilities (such as microwave networks) in the U.K. Also, in March 1997, the Company signed an Indefeasible Right of Use (IRU) agreement to purchase a DS-3 high-capacity transmission line, on the U.K. half of the PTAT-1 cable. Ownership of this facility reduces reliance on leased lines and increases network capacity. These developments are expected to lower operating costs and positively impact gross profit in the near term. The foregoing forward-looking statements are based on expectations regarding anticipated levels of customer demand and the relative cost and availability of leased lines and alternative transmission facilities in the Company's markets, and could be adversely impacted by competitive pricing pressures. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

     Other Operating Expenses. Depreciation and amortization expense for the quarter ended March 31, 1997 increased to $5.1 million from $3.6 million for the first quarter of 1996. Expressed as a percentage of revenue, these costs increased to 6.2% for the first quarter of 1997 from 5.4% for the first quarter of 1996. The $1.5 million increase in depreciation and amortization expense was attributable to assets placed in service throughout 1996 and for the first quarter of 1997, as well as amortization of the customer base and goodwill associated with the Internet Canada acquisitions.

     Selling, general and administrative expenses (SG&A) for the quarter ended March 31, 1997 were $23.5 million compared with $18.6 million for the first quarter of 1996. Expressed as a percentage of revenue, selling, general and administrative expenses were 28.5% for the first quarter of 1997 compared with 27.9% for the first quarter of 1996. Included in the 1997 quarter were $.5 million of SG&A expenses associated with the Internet Canada acquisition completed in May 1996. Additionally, SG&A expenses associated with the U.S. local exchange business for the first quarter of 1997 were $1.8 million, compared with $.9 million for the first quarter of 1996, with the year to year increase attributable to the significant growth in related local exchange revenue. Other increases in SG&A expenses were primarily attributable to increases in personnel related costs and infrastructure to support expansion and growth in the Company's business lines.

     Other Income (Expense). Interest expense decreased to $.7 million for the quarter ended March 31, 1997 compared to $1.6 million for the first quarter of 1996. The decrease was largely attributable to reduced capital lease obligations ($4.4 million, on average) and debt refinancings at lower rates. Interest income for the first quarter of both 1997 and 1996 was less than $.1 million.

     Foreign exchange gains and losses reflect changes in the value of foreign currencies relative to the U.S. dollar for amounts borrowed by the foreign subsidiaries from ACC Corp. and ACC U.S. The Company continues to hedge substantially all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains and losses. The Company does not engage in speculative foreign currency transactions. During the first quarter of 1997, the Company recognized net losses on foreign currency transactions of $0.2 million and a nominal gain during the first quarter of 1996

     Provision for income taxes reflects the anticipated income tax liability of the Company's U.S. operations based on its pretax income for the period. The provision for income taxes increased during the current quarter due to profitability in the U.S business. Foreign subsidiary income tax provisions are offset against net operating loss carryforwards generated by those subsidiaries in prior years. Valuation allowances of $7.7 million at December 31, 1996, largely attributable to deferred tax assets related to non-U.S. loss carryforwards, were reduced during the first quarter of 1997 by $.7 million. The remaining valuation allowance, which is periodically reviewed for adequacy, largely reflects the uncertainty of realizing the benefit of the loss carryforwards.

Minority interest in (income) of consolidated subsidiary for the first quarter of 1996 of $.3 million reflects the portion of the Company's Canadian subsidiary's income or loss attributable to the approximately 30% of that subsidiary's common stock that was publicly traded in Canada. Prior to December 31, 1996, the Company repurchased approximately 24% of the outstanding shares, and the remaining 6% was repurchased in January of 1997. As a result, the Canadian subsidiary is 100% owned, and no minority interest exists as of March 31, 1997.

     The Company's income from operations for the current quarter was $5.4 million compared to $3.0 million for the first quarter of 1996, and was comprised of the following: U.S operations ($2.7 million), Canadian operations ($1.0 million), U.K. operations ($2.0 million), and German operations (($.3) million). Net income for the quarter ended March 31, 1997 was $4.1 million, compared to $1.1 million for the first quarter of 1996.

Liquidity And Capital Resources

     Historically, the Company has satisfied its working capital requirements through cash flow from operations, through borrowings and financing from financial institutions, vendors and other third parties, and through the issuance of securities. On January 14, 1997, the Company entered into an amended and restated $100 million credit facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based on the Company's operating cash flow). As of March 31, 1997, the unused amount under the Credit Facility was approximately $66 million.

     Net cash flows used in operations for the quarter ended March 31, 1997 were $25.1 million compared to net cash provided by operations of $1.7 million for the first quarter of 1996. The decrease of $26.9 million primarily resulted from payments of previously accrued expenses associated with the Canadian minority interest repurchase and accrued year-end bonuses, payment of accounts payable, a 6.6% increase in accounts receivable coincident with revenue growth, and expenditures for other non-current assets including IRU's.

     Net cash flows used in investing activities (for capital expenditures and acquisition of customer base) for the quarter ended March 31, 1997 were $4.6 million compared with $5.6 million for the first quarter of 1996.
     Net cash provided by financing activities for the quarter ended March 31, 1997 was $28.0 million compared with $4.8 million for the first quarter of 1996. The increase reflects utilization of the Credit Facility to fund working capital needs, capital expenditures and refinancing of existing debt.

     The Company's principal need for working capital is to fund network costs and to meet its selling, general and administrative expenses as its business expands. In addition, the Company's capital resources have been used for acquisitions (i.e., Metrowide Communications and Internet Canada), capital expenditures, various customer base acquisitions, and the repurchase of the minority interest in ACC Canada. The Company has historically reflected working capital deficits at the end of the last several years but, at March 31, 1997, reflected a working capital surplus of approximately $13.5 million compared to a deficit of approximately $15.5 million at December 31, 1996, due primarily to utilization of the Credit Facility to satisfy current liabilities.

     The Company anticipates that, throughout the remainder of 1997, its capital expenditures will be approximately $39.0 million for the expansion of its network, the acquisition, upgrading and development of switches and other telecommunications equipment as conditions warrant, the development, licensing and integration of its management information system and other software, the development and expansion of its service offerings and customer programs and other capital expenditures. $5.2 million in capital expenditures were recorded during the quarter ended March 31, 1997. ACC expects that it will continue to make significant capital expenditures during future periods, particularly for the acquisition and installation of switching equipment for the U.K. (located in Bristol) and for local exchange switches in U.S markets, and related costs. The Company's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion (including the extent of local exchange services, which is particularly capital intensive), and acquisition opportunities, economic conditions, competition, regulatory developments, the availability of capital and the ability to incur debt and make capital expenditures under the terms of the Company's financing arrangements. The Company has also formed a German subsidiary in anticipation of deregulation in that marketplace, and anticipates that the initial capital expenditures related to this operation will approximate $2.5 million during 1997.



     As of March 31, 1997, the Company had approximately $.01 million of cash and cash equivalents and maintained the $100 million Credit Facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based the Company's operating cash flow), under which $31 million was outstanding. The maximum aggregate principal amount of the Credit Facility is required to be reduced by $8 million per quarter commencing on March 31, 1999 until December 31, 2000, and by $9 million per quarter commencing on March 31, 2001 until maturity of the loan in January 2002.

     In addition, as of March 31, 1997, the Company has $5.0 million of capital lease obligations which mature at various times from 1997 through 2000. During the current quarter, the Company prepaid a $4.0 million capitalized lease obligation using funds from the Credit Facility. The Company's financing arrangements, which are secured by substantially all of the Company's assets including stock of certain subsidiaries, require the Company to maintain certain financial ratios.

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to U.S. dollar payables of foreign subsidiaries. The Company does not use derivative financial instruments for speculative purposes. Foreign currency exchange contracts are used to mitigate foreign currency exposure and are intended to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The aggregate fair value, based on published market exchange rates, of the Company's foreign currency contracts at March 31, 1997 was $73.6 million. From time to time, the Company uses interest rate swap agreements to reduce its exposure to risks associated with interest rate fluctuations. As is customary for these types of instruments, collateral is generally not required to support these financial instruments.

     By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. However, at March 31, 1997, in management's opinion there was no significant risk of loss due to nonperformance of the counterparties to these financial instruments. The Company controls its exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. Based upon the Company's knowledge of the financial position of the counterparties to its existing derivative instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

     The Company believes that, under its present business plan, the borrowing availability under the existing Credit Facility, and cash from operations will be sufficient to meet anticipated working capital and capital expenditure requirements of its existing operations for the foreseeable future. The forward-looking information contained in the previous sentence may be affected by a number of factors, including the matters described in this paragraph and in Exhibit 99.1 attached hereto. The Company may need to raise additional capital from public or private equity or debt sources in order to finance its operations, capital expenditures and growth for future periods. In addition, the Company may have to refinance a substantial amount of indebtedness and obtain additional funds prior to 2002, when the Credit Facility matures. Moreover, the Company believes that continued growth and expansion through acquisitions, investments and strategic alliances is important to maintain a competitive position in the market and, consequently, a principal element of the Company's business strategy is to develop relationships with strategic partners and to acquire assets or make investments in businesses that are complementary to its current operations. The Company may need to raise additional funds in order to take advantage of opportunities for acquisitions, investments and strategic alliances or more rapid international expansion, to develop new products or to respond to competitive pressures. There can be no assurance that the Company will be able to raise such capital on acceptable terms or at all. The Company's ability to obtain additional sources of capital will depend upon, among other things, its financial condition at the time, the restrictions and the instruments governing its indebtedness and other factors, including market conditions, beyond the control of the Company. Additional sources of capital may include public and private equity and debt financings, sale of assets, capitalized leases and other financing arrangements. In the event that the Company is unable to obtain additional capital or is unable to obtain additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion opportunities and capital expenditures, which could have a material adverse effect on its business, results of operations and financial condition and could adversely impact its ability to compete.

Accounting Change

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is applicable to the Company beginning in the fourth quarter of 1997. This statement, upon adoption, will require all prior-period earnings per share ("EPS") data to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The statement will eliminate the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, the statement changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, the adoption of this new accounting standard will not have a material effect on the reported earnings per share of the Company.


PART II. OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  See Exhibit Index.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                        ACC CORP.
                                        (Registrant)


Dated:  May 15, 1997                    /s/ Michael R. Daley
                                        Michael R. Daley
                                        Executive Vice President
                                        and Chief Financial
Officer


Dated:  May 15, 1997                    /s/ Frank C. Szabo
                                        Frank C. Szabo
                                        Vice President and
Controller

EXHIBIT INDEX

Exhibit Number      Description                   Location


11.1             Statement re Computation of   See note 3 to the
                 Per Share Earnings            notes to
                                               Consolidated
                                               Financial
                                               Statements filed
                                               herewith

27.1             Financial Data Schedule       Filed herewith

99.1             Company Risk Factors          Filed herewith


99.2             Schedule of Employment        Filed herewith
                 Continuation Incentive
                 Agreements.