Form 10-Q
period 1997-06-30
ACC CORP
filed 1997-08-14
CIK 783233

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1997.

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

Yes   X                      No

As of  August 1, 1997, the Registrant had issued and outstanding
16,803,665 shares of its Class A Common Stock, par value $.015 per share.

The Index of Exhibits filed with this Report is found at Page 30.
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS






ACC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share data)

                                                Three months ended      Six months ended
                                                    June 30,                June 30,
                                                 1997      1996         1997      1996

Revenue:
   Toll revenue                                $80,837   $74,600     $154,677  $136,137
   Local service and other                       8,664     5,489       17,476    10,805
                                                89,501    80,089      172,153   146,942

Network costs                                   53,520    53,380      102,136    94,988

Gross profit                                    35,981    26,709       70,017    51,954

Other operating expenses:
  Depreciation and amortization                  5,348     4,176       10,479     7,795
  Selling, general and administrative           24,766    19,354       48,300    37,989
                                                30,114    23,530       58,779    45,784

 Income from operations                          5,867     3,179       11,238     6,170

Other income (expense):
  Net Interest                                    (689)     (910)      (1,340)   (2,434)
  Foreign exchange gain (loss)                     (36)       14         (188)       26
                                                  (725)     (896)      (1,528)   (2,408)

 Income before provision for income
   taxes and minority interest                   5,142     2,283        9,710     3,762

 Provision for  income taxes                       778       529        1,294       853

 Income before minority interest                 4,364     1,754        8,416     2,909

Minority interest in (earnings) of
  consolidated subsidiary                            0      (296)           0      (596)

 Net income                                      4,364     1,458        8,416     2,313
 Less Series A preferred stock dividend              0      (339)           0      (638)
 Less Series A preferred stock accretion             0      (416)           0      (624)

 Income applicable to common stock              $4,364      $703       $8,416    $1,051

Earnings per common and common
     equivalent share                            $0.25     $0.05        $0.48     $0.08

ACC CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
UNAUDITED

                                               June 30, December 31,
                                                 1997      1996


CURRENT ASSETS:
Cash and cash equivalents                           $0      $2,035
Accounts receivable, net of allowance
for doubtful accounts of $3,612 in
1997 and $3,795 in 1996                         56,442      51,474
Other receivables                                3,057       3,792
Prepaid expenses and other assets                6,584       4,632
TOTAL CURRENT ASSETS                            66,083      61,933

PROPERTY, PLANT, AND EQUIPMENT
At cost                                        135,964     119,398
Less-accumulated depreciation and
amortization                                   (45,472)    (38,946)
TOTAL PROPERTY, PLANT, AND EQUIPMENT            90,492      80,452

OTHER ASSETS:
Goodwill and customer base, net                 51,770      50,629
Deferred installation costs, net                 4,795       4,312
Other                                           11,614       6,705
TOTAL OTHER ASSETS                              68,179      61,646

TOTAL ASSETS                                  $224,754    $204,031


                                               June 30, December 31,
                                                  1997      1996


CURRENT LIABILITIES:
Notes payable                                     $277        $730
Current maturities of
long-term debt                                   2,417       3,521
Accounts payable                                14,778      15,351
Accrued network costs                           25,470      22,908
Other accrued expenses                          17,058      34,884
TOTAL CURRENT LIABILITIES                       60,000      77,394

Deferred income taxes                            3,186       2,767

Long-term debt                                  33,419       6,007


SHAREHOLDERS' EQUITY:
Preferred Stock, $1.00 par value, Authorized -
1,990,000 shares; Issued - no shares                 -           -
Class A Common Stock, $.015 par value
Authorized - 50,000,000 shares;
Issued - 17,828,159 in 1997 and
17,684,361  in 1996                                268         265
Class B Common Stock, $.015 par value,
Authorized - 25,000,000 shares;
Issued - no shares                                   -           -
Capital in excess of par value                 118,831     116,878
Cumulative translation adjustment               (1,448)     (1,362)
Retained earnings                               12,108       3,692
                                               129,759     119,473
Less-
Treasury stock, at cost (1,089,884
shares in 1997 and 1996)                        (1,610)     (1,610)
TOTAL SHAREHOLDERS' EQUITY                     128,149     117,863

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $224,754    $204,031

ACC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in 000's)
                                                             FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                 1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $8,416    $2,313

 Adjustments to reconcile net income  to net cash provided by operating activities:
   Depreciation and amortization                                10,479     7,795
   Deferred income taxes                                         1,538      (106)
   Minority interest in earnings  of consolidated subsidiary                 596
   Unrealized foreign exchange loss                                (26)      (42)
   Amortization of deferred financing costs                        278         0
   (INCREASE) DECREASE IN ASSETS:
      Accounts receivable, net                                  (4,871)  (11,573)
      Other receivables                                           (546)    1,434
      Prepaid expenses and other assets                         (1,972)     (106)
      Deferred installation costs                               (1,725)   (1,476)
      Other                                                     (4,299)     (154)
   INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable                                          (1,446)   (1,113)
      Accrued network costs                                      2,719     1,506
      Other accrued expenses                                   (17,769)      445

        Net cash provided by (used in) operating activities     (9,224)     (481)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                    (17,611)   (9,659)
  Payment for purchase of subsidiary, net of cash acquired      (1,850)
  Acquisition of customer base                                    (465)   (2,193)
       Net cash used in investing activities                   (19,926)  (11,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit and notes payable            84,443    19,500
  Repayments under lines of credit and notes payable           (53,100)  (41,883)
  Repayment of long-term debt, other than lines of credit       (5,462)   (1,554)
  Proceeds from issuance of common stock                         1,956    66,385
  Financing costs                                               (1,273)        0

        Net cash provided by financing activities               26,564    42,448

Effect of exchange rate changes on cash                            551      (253)

Net increase (decrease) in cash from operations                 (2,035)   29,862

Cash and cash equivalents at beginning of period                 2,035       518

Cash and cash equivalents at end of period                          $0   $30,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                      $1,371    $1,798
  Income taxes                                                    $920      $958

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
 Fair Value of Transphone assets acquired other than cash       $3,777        $0
 Fair value of Transphone liabilities assumed                        0         0
    Net cash paid                                               $1,850        $0


ACC CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997

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

          As used herein, unless the context otherwise requires, the "Company" and "ACC" refer to ACC Corp. and its subsidiaries, including its U.S. operating subsidiaries("ACC U.S."), ACC TelEnterprises Ltd.("ACC Canada"), ACC Long Distance UK Ltd. ("ACC U.K."), and ACC Telecommunications GmbH ("ACC Germany"). In this Form 10-Q, references to "dollar" and "$" are to United States dollars, references to "Cdn. $" are to Canadian dollars, references to "pound" are to English pounds sterling, references to "DM" are to German Deutchmarks, the terms "United States" and "U.S." mean the United States of America and, unless the context otherwise requires, its states, territories and possessions and all areas subject to its jurisdiction, and the terms "United Kingdom" and "U.K." mean England, Scotland and Wales. "North American Operations" includes operations in the United States and Canada, while "Europe Operations" includes operations in the United Kingdom and Germany operations.

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

3.    Net Income Per Share

      Net income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period and net income reduced by preferred dividends and accreted costs. The average number of shares outstanding (1996 data retroactively restated for a three-for-two stock split as of August 8,
1996) is computed as follows:

                               For the Three Months       For the Six Months
                               Ended June 30,               Ended June 30,

Average Number Outstanding:    1997       1996          1997        1996

Common Shares                 16,726,483  14,006,467    16,690,640  12,984,746
Common Equivalent Shares         707,503   1,104,422       794,888   1,025,529

TOTAL                         17,433,986  15,110,889    17,485,528  14,010,275

Fully diluted income per share amounts are not presented for the prior period because inclusion of these amounts would be anti-dilutive. Fully diluted income per share amounts for the current period do not differ materially from primary earnings per share amounts.

4.   Recently issued accounting standards

SFAS No. 128

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share," which is applicable to the Company beginning in the fourth quarter of 1997. This statement, upon adoption, will require all prior-period earnings per share ("EPS") data to be restated, to conform to the provisions of the statement. The statement will eliminate the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, the statement changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, the adoption of this new accounting standard will not have a material effect on the reported earnings per share of the Company.

     While the Statement prohibits early adoption, pro forma presentation of the impact of the Statement for the reporting periods is illustrated below:

          Pro Forma Earnings Per Share Computation under FAS 128

                                 Three Months ended                                     Six Months ended
                               June  30,1997 and 1996                                  June 30, 1997 and 1996
                            (amounts in thousands except                             (amounts in thousands except
                            share and per share amounts)                              share and per share amounts)


                               1997                         1996                         1997                       1996
                    Income  Shares  Per Share    Income  Shares  Per Share    Income  Shares  Per Share    Income Shares Per Share

Basic EPS
Net income          $4,364                       $1,458                      $8,416                       $2,313
Less:  preferred
stock dividends
and preferred
stock accretion           -                        (755)                             -                    (1,262)
Income available to
common shareholders $4,364 16,726,483   $.26     $  703 14,006,467    $.05   $8,416 16,690,640  $.50     $ 1,051 12,984,746  $.07

Diluted EPS
Add:  Options and
       warrants         -     707,503     -              1,104,422               -     794,888            -       1,025,529
Income available to
common shareholders $4,364 17,433,986   $.25     $  703 15,110,889    $.05   $8,416 17,485,528  $.48     $ 1,051 14,010,275  $.07

     Pro forma basic earnings per common share were computed by dividing net income by weighted average number of shares of common stock outstanding during the quarter. The pro forma dilutive effect of options and warrants reflects application of the treasury stock method, utilizing average market prices during the period, and excludes any assumed exercise that would have been antidilutive. Assumed conversion of outstanding redeemable and convertible preferred stock at June 30,1996 was excluded from the above, as the effect would have been antidilutive.

SFAS No. 130

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which is applicable to the Company effective January 1, 1998. This
Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses)in a full set of general purpose financial statements. Comprehensive income is defined as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period (from net income and other sources) except those resulting from investments by owners and distributions to owners. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated results of operations or financial position.

SFAS No. 131

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is applicable to the Company effective January 1,1998. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires disclosure of a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services, about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated results of operations or financial position.

5.   Senior Credit Facility

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

6.  Business Combinations

On May 30, 1997 ACC U.K. acquired Transphone International Ltd. ("Transphone") in a business combination accounted for as a purchase. Transphone, a long distance reseller, is based in London, United Kingdom, and provides international and domestic long distance services. Transphone reported 1.5 million pounds (U.S. $2.4 million) annual revenues for the year ended December 31, 1996. The results of operations of Transphone are included in the accompanying financial statements since the date of acquisition, and the impact on results of operations for the quarter ended
June 30, 1997 was not material.  On May 30, 1997 ACC U.K. paid
1.1 million pounds (U.S. $1.8 million) for 100% of the outstanding common stock of Transphone. The fair value of assets acquired was 2.3 million pounds (U.S. $3.8 million) and liabilities assumed were
1.2 million pounds (U.S. $1.9 million). Goodwill associated with the purchase of 0.8 million pounds (U.S. $1.3 million) is being amortized over 20 years, and customer base of 1.1 million pounds (U.S. $1.8 million) is being amortized over 5 years. (Note: U.S. dollar equivalent amounts noted above are estimated based on the May 30, 1997 exchange rate).

On July 15, 1997 ACC U.K. acquired United Telecom Ltd. ("UT") in a business combination which will be accounted for as a purchase.
UT, a pre-paid calling card and long distance services provider, is based in London U.K.. The results of operations of UT will be reflected in the third quarter results of operations effective 7/1/97. The difference in results of operations from July 1 to July 15, 1997 is deemed not material. UT reported annual revenues of 2.8 million pounds (US $4.5 million) for the fiscal year ended April 30, 1997. On July 15, 1997 ACC U.K. paid 2.5 million pounds (US $4.1 million) for 100% of the outstanding common stock of UT. The former shareholders of UT may earn additional purchase price consideration of up to 1.0 million pounds (U.S. $1.6 million) if certain profit objectives are attained during 1998. The fair value of assets acquired was 4.7 million pounds (US $7.7 million) and liabilities assumed were 2.2 million pounds (US $3.6 million). Goodwill associated with the purchase of 2.9 million pounds (US $4.7 million) will be amortized over 20 years, and customer base of
0.6 million pounds (US $1.0 million) will be amortized over 5 years. (Note: U.S. dollar equivalent amounts noted above are estimated based on the July 15, 1997 exchange rate).

7.   Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative purposes. The derivative instruments used are currency forward contracts and interest rate swap agreements. These derivatives are non-leveraged and involve little complexity. The Company enters into contracts to buy and sell foreign currencies in the future in order to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The fair value method is used to account for these instruments. Under the fair value method, changes in fair value are recognized in the consolidated balance sheet as a component of other accrued expenses, and in the consolidated income statement as foreign currency gain or loss. For reporting purposes, the contractual assets or liabilities of the foreign currency agreements are offset because the agreements provide for a right of offset. Any premiums or discounts related to foreign currency contracts are amortized over the life of the contracts.
The Company enters into cross-currency rate swaps to hedge intercompany debt from certain subsidiaries. Under these agreements, the Company typically pays a fixed rate of interest on a foreign dollar note, and receives a variable rate of interest on a U.S. dollar receivable. The fair value method is used to account for these instruments.
Under the fair value method, the amounts receivable and payable are carried at their fair value on the consolidated balance sheet as a component of other receivables. Changes in the fair value are recognized in the consolidated income statement as foreign currency gain or loss. Interest due under the fixed contracts and interest receivable under the variable contracts are recognized in the consolidated income statement as a component of net interest expense.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to material risks and uncertainties and other factors. For a discussion of material risks and uncertainties and other factors that could cause actual results to differ materially from the forward-looking statements, see "Recent Losses; Potential Fluctuations in Operating Results," "Substantial Indebtedness; Need for Additional Capital," "Dependence on Transmission Facilities-Based Carriers," "Potential Adverse Effects of Regulation," "Increasing Domestic and International Competition," "Expansion of Local Exchange Business," "Risks of Growth and Expansion," "Risks Associated with International Operations," "Dependence on Effective Information Systems," "Risks Associated With Acquisitions, Investments and Strategic Alliances," "Technological Changes May Adversely Affect Competitiveness and Financial Results," "Risks Associated with Rapidly Changing Industry," "Dependence on Key Personnel," "Risks Associated with Financing Arrangements; Dividend Restrictions," "Holding Company Structure; Reliance on Subsidiaries for Dividends," "Potential Volatility of Stock Price," "Risks Associated with Derivative Financial Instruments," "Currency Risks; Possible Effect on Financial Condition, Operating Results and Financing Costs; Exchange Controls," "International Tax Risks" and "Risks of Entry into Cellular Business and Expansion of Internet, Paging and Data Transmission Businesses," included under the caption "Company Risk Factors" in Exhibit 99.1 hereto, which is incorporated by reference herein, and the Company's periodic reports and other documents filed with the SEC.

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

     The following table shows the total revenue (net of intercompany revenue) and billable long distance minutes of use attributable to the Company's North American and European operations during the three and six month periods ended June 30, 1997 and 1996:

                             Three Months ended                             Six Months ended
                           June 30, 1997 and 1996                        June 30, 1997 and 1996
                     (dollars and minutes in thousands)           (dollars and minutes in  thousands)

                            1997               1996                    1997               1996
                     Amount    Percent  Amount    Percent        Amount    Percent   Amount  Percent

Total Revenue:
North America:
     US             $ 26,441    29.5%  $ 28,980     36.2%        $52,409     30.4% $ 48,735    33.2%
     Canada           29,699    33.2     29,723     37.1          59,390     34.5    57,567    39.2
Total North America   56,140    62.7     58,703     73.3         111,799     64.9   106,302    72.3
Europe:
     UK               33,358    37.3     21,386     26.7          60,351     35.1    40,642    27.7
     Germany               3     -         -         0.0               3      -         -       0.0
Total Europe          33,361    37.3     21,386     26.7          60,354     35.1    40,642    27.7
Total Revenue       $ 89,501   100%    $ 80,089    100%         $172,153    100%   $146,944   100%

Billable Long Distance Minutes of Use:
North America:
     US              173,400   30.9%    136,932     32.0%         343,542   31.8%   275,450   33.0%
     Canada          202,585   36.0     168,435     39.3          389,483   36.0    327,203   39.2
Total North America  375,985   66.9     305,367     71.3          733,025   67.8    602,653   72.1
Europe:
     UK              185,918   33.1     123,032     28.7          348,386   32.2    232,863   27.9
     Germany          -         -        -           0.0           -         -       -         0.0
Total Europe         185,918   33.1     123,032     28.7          348,386   32.2    232,863   27.9
Total Minutes        561,903   100%     428,399     100%        1,081,411   100%    835,516   100%


     The following table presents certain information concerning long distance toll revenue (net of intercompany revenue) per billable minute and network cost per billable minute attributable to the Company's North American and European operations during the three and six month periods ended June 30, 1997 and 1996:

                                  Three Months Ended    Six Months Ended
                                       June 30,              June 30,
                                     1997     1996      1997        1996

Toll Revenue Per Billable Long Distance Minute:

North America
     United States                  $0.128   $0.198    $0.128      $0.163
     Canada                          0.125    0.156     0.130       0.155
Total North America                 $0.127   $0.175    $0.129      $0.159
Europe
     United Kingdom                 $0.179   $0.173    $0.173      $0.174
     Germany                           -      -           -           -
Total Europe                        $0.179   $0.173    $0.173      $0.174

Network Cost Per Billable Long Distance Minute:

Total North America                 $0.085   $0.128    $0.087      $0.112
Total Europe                         0.116    0.116     0.111       0.119


     The Company believes that historically its revenue growth as well as its network costs and results of operations for its U.S., Canadian and U.K. operations generally reflect the state of development of the Company's operations, the Company's customer mix and the competitive and regulatory environment in those markets. The Company entered the U.S, Canadian, and U.K telecommunications markets in 1982, 1985, and 1993, respectively. In 1997, the Company established a subsidiary in Germany, and expects to offer long distance service as a switchless reseller during the third quarter of 1997. The Company believes that toll revenue per billable minute and network cost per billable minute will be lower in future periods, and heavily influenced by competitive pressures and regulatory actions.

     Deregulatory influences have affected the telecommunications industry in the U.S. since 1984 and the U.S. market has experienced considerable competition for a number of years. The competitive influences on the pricing of ACC services and network costs have been stabilizing during the past few years. This may change in the future as a result of the 1996 Amendment to the U.S. Communications Act (the "1996 Act") that further opened the market to competition, particularly from the regional Bell operating companies ("RBOCs").

     The deregulatory trend in Canada, which commenced in 1989, has increased competition. ACC Canada experienced significant downward pressure on the pricing of its services during 1994 and 1995. Although revenue per minute increased from 1995 to 1996 due to changes in customer and product mix, revenue per minute fell during the first half of 1997, and the Company expects such downward pressure to continue. The impact of this pricing pressure on revenues of ACC Canada is being offset by an increase in the Canadian residential and student billable minutes of usage as a percentage of total Canadian billable minutes of usage, and introduction of new products and services including 800 service, local exchange resale, Internet services, and, since February 1997, paging services.

     The Company believes that, because deregulatory influences have only fairly recently begun to impact the U.K. telecommunications industry, the Company will continue to experience a significant increase in revenue from that market, but the rate of growth is expected to decline. The foregoing belief is based upon expectations of actions that may be taken by U.K. regulatory authorities and the Company's competitors; if such third parties do not act as expected, the Company's revenues in the U.K. might not increase. If ACC U.K. were to experience increased revenues, the Company believes it should be able to enhance its economies of scale and scope in the use of the fixed cost elements of its network. Nevertheless, the deregulatory trend in that market is expected to result in competitive pricing pressure on the Company's U.K. operations which could adversely affect revenues and margins. Since the U.K. market for transmission facilities is dominated by British Telecommunications PLC ("British Telecom") and Mercury Communications Ltd. ("Mercury"), the downward pressure on prices for services offered by ACC U.K. may not be accompanied by a corresponding reduction in ACC UK's network costs in the short term and, consequently, could adversely affect the Company's business, results of operations and financial condition, particularly in the event revenue derived from the Company's U.K. operations accounts for an increasing percentage of the Company's total revenue. Moreover, the Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. As each of the telecommunications markets in which it operates continues to mature, the rate of growth in its revenue and customer base in each such market is likely to decrease over time. The Company has actively pursued growth opportunities in the U.K. market. On May 30, 1997, the Company acquired Transphone Ltd.. Transphone provides domestic and international long distance service as a reseller, and is based in London, U.K.. In acquiring Transphone Ltd., the Company obtained what it believes is a strong base of commercial customers in a desirable geographic area. On July 15, 1997 the Company also acquired United Telecom Ltd. ("UT"). UT provides domestic and international long distance services through a pre-paid calling card platform in retail telephone shops. UT is based in London, U.K.. In acquiring UT, the Company obtains what it believes is a new delivery channel in a growing niche market. The acquisition is also expected to create network cost efficiencies, as UT's customers have peak calling activity at night and on weekends. This calling pattern will enable the Company to facilitate routing of off-peak traffic over the Company's switched based network, thereby adding to economies of scale. The Transphone Ltd. and UT acquisitions are expected to be accretive to earnings commencing in 1998. The foregoing forward looking statements are based upon expectations with respect to customer behavior, market trends and the Company's ability to successfully integrate and develop the businesses acquired. If such expectations are not realized, actual results may differ materially from the foregoing discussion.

The German telecommunications market is expected to substantially deregulate in January 1998, as a result of the European Union ("EU") mandate to open telecommunications markets to competition. Most significantly, the German market is scheduled to be open for interconnection in January 1998. The Company has established a subsidiary in Germany, and signed a resale agreement with Deutsche Telekom ("DT") on May 20, 1997. Further, the Company received a Class 4 full voice telephony license from the German Ministry of Post and Telecommunications which is effective January 1, 1998. This license is a requirement for the Company to become a switch-based provider of telecommunications services in Germany. The Company is in the process of negotiating an interconnection agreement with DT. The Company believes it is positioned to develop a moderate amount of revenue in the third and fourth quarter of 1997 as a switchless reseller, with potentially more substantial revenue growth in 1998 if the market is fully deregulated. The foregoing forward-looking statement is based upon expectations with respect to regulatory actions and cooperation from DT. If such expectations are not realized, the expected revenue growth from the German market may not materialize.

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

     The Company recently announced the creation of two continental operating divisions in North America and Europe. In conjunction with this new structure, the Company plans to further expand its European operations as business activity more fully develops in the deregulating German market and by entering other telecommunications marketplaces when regulatory and market conditions warrant. While the Company has had a successful history of entering into newly deregulated markets, there can be no assurances that the same successes will be experienced in the future.

     The Company has also expanded operations in the U.S. local exchange business and anticipates that a significant portion of its future growth will come from this business. The local exchange business is highly competitive and includes several larger, better capitalized local service providers, including AT&T, among others, who can sustain losses associated with discount pricing, and the high initial investment and expenses typically incurred to attract local customers. The Company's U.S. local service business commenced operations in 1994 and generated a small operating profit for the first six months of 1997, and for the full year 1996. However, there can be no assurances that the Company will continue to achieve positive cash flow or profitability in this business in the future.

     The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. The Company expects to focus in the near term on building and increasing its customer base, service offerings and targeted geographic markets, which will require it to increase significantly its expenses for marketing and development of its network and new services, and may adversely impact operating results from time to time. Revenues from wholesale carriers accounted for approximately 20% and 31% of the revenues of ACC North America and ACC Europe, respectively, in the second quarter of 1997, and 19% and 26% for the six months ended June 30, 1997. Included in 1996 second quarter and six month revenues were $9 million of North American non recurring carrier revenues, or 11% and 8% of consolidated revenues. With respect to these customers, the Company competes almost exclusively on price, does not have long term contracts and generates lower gross margins as a percentage of revenue. The Company's primary interest in carrier revenue is to utilize excess capacity on its network. Carrier revenue for the second quarter of 1997 was 24% of the Company's consolidated revenue compared to 29% in the second quarter of 1996, and 21% for the six months ended June 30, 1997 compared to 24% for the six months ended June 30, 1996. Management believes that carrier revenue will continue to average 20% to 25% of consolidated total revenue as the core businesses continue to grow. The foregoing forward-looking statement is based upon expectations with respect to growth in the Company's customer base and total revenues. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

RESULTS OF OPERATIONS

     The following table presents, for the quarters ended June
30, 1997 and 1996, and the six months ended June 30, 1997 and 1996, certain Statement of Operations data expressed as a percentage of total revenue:





                                       Three Months ended          Six Months ended
                                      June 30, 1997 and 1996    June 30, 1997 and 1996
                                        1997          1996          1997          1996
Revenue:
  Toll revenue                          90.3%           93.1%       89.8%         92.6%
  Local service and other                9.7             6.9        10.2           7.4
  Total revenue                        100.0           100.0       100.0         100.0
Network costs                           59.8            66.7        59.3          64.6
Gross profit                            40.2           33.3         40.7          35.4
Other operating expenses:
  Depreciation and amortization          6.0            5.2          6.1           5.3
  Selling, general and administrative   27.6           24.2         28.1          25.9
  Total other operating expenses        33.6           29.4         34.2          31.2
Income  from operations                  6.6            3.9          6.5           4.2
Total other income (expenses)          < 0.8>          <1.1>        <0.9>         <1.6>
Income from operations before provision
  for income taxes and minority
  interest                               5.7            2.8          5.6           2.6
Provision for income taxes               0.9            0.7          0.8           0.6
Minority interest in (income)
  loss of consolidated subsidiary           -          <.4>           -            <.4>
  Income (loss) from operations          4.9%          1.7%          4.8%          1.6%

QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30,
1996

REVENUE.  Total revenue for the quarter ended June 30, 1997
increased $9.4 million, or 12%, to $89.5 million from $80.1 million for the same period in 1996. Long distance toll revenue increased $6.2 million, or 8%, to $80.8 million from $74.6 million, and local service and other revenue increased $3.2 million, or 58%, to $8.7 million from $5.5 million. The growth in long distance toll revenues was fueled by a 31% increase in billable minutes and 27% growth in number of customer accounts. Revenue from wholesale carriers during the current quarter declined to $21.5 million (24% of total revenues) from $23.5 million (29% of total revenues)for the same period in 1996.
Significantly reduced revenues from two carriers were realized in the current quarter, accounting for a $3.8 million reduction in carrier revenues from the same quarter in 1996. Additionally, the 1996 quarter reflects $9 million of non recurring carrier revenues. Excluding wholesale carrier revenues, long distance toll revenue for the current quarter increased 16% from the same period in 1996. Long distance toll revenue per billable minute for the current quarter decreased 17%, from $.174 to $.144, largely a result of competitive pricing pressures and lower revenue from carriers. The growth in other revenues is largely attributable to growth in market share in the competitive local exchange business in the U.S. and a full quarter of revenues in 1997 from Internet revenues in Canada compared to one month in 1996.

Total revenue (unaffiliated) in North America for the current quarter decreased 4% from the same period in 1996. Long distance toll revenue (unaffiliated) decreased 11% from 1996, as the 1996 quarter included $9 million of non recurring carrier revenue. Excluding carrier revenues, long distance toll revenue for the current quarter increased 11% from the same period in 1996, and is attributable to growth in minutes and customer accounts. Long distance toll revenue per minute for the current quarter decreased 27% from $.175 to $.127, a result of competitive
pricing pressures in both the U.S. and Canada and lower revenue from carriers. Local service and other revenues for the current quarter increased 58% over the same period in 1996, a result of growth in U.S. local exchange revenues and increased Internet related
revenues in Canada.   The Company continues to invest in the
local exchange business, having recently installed switches in Buffalo and Albany, and has planned installations for additional switches in New York City, Boston and Springfield Massachusetts. Continued expansion and growth in local exchange service, Internet and other services is expected to become a larger component of total revenues in future periods.

Total revenue (unaffiliated) in Europe (substantially all long distance toll revenue) for the current quarter increased 56% from the same period in 1996. Excluding carrier revenues, long distance toll revenue for the current period increased 25% from the same period in 1996, and is attributable to growth in minutes and customers accounts. Long distance toll revenue per billable minute for the current quarter increased 3% from $.173 to $.179 as the impact of higher revenues from carriers offset retail price reductions implemented during the quarter for international and domestic long distance rates. No material revenues from the German operating unit were generated during the current quarter.

NETWORK COST. Network cost for the quarter ended June 30, 1997 increased $.1 million, or 0%, to $53.5 million from $53.4 million for the same period in 1996. As a percent of revenue, network cost for the current quarter was 60% compared to 67% for the same period in 1996. Network cost per billable minute for the current quarter decreased 24%, from $.125 to $.095. The reduction of current quarter network cost as a percent of revenue, and per minute, is largely attributable to 1) reduced contribution charges enacted during the quarter in Canada, 2) a favorable shift in business/customer mix, as higher margin local exchange revenues constitute a higher percent of revenues in 1997 as compared to 1996, and lower margin wholesale carrier revenues constitute a lower percentage of 1997 revenues as compared to 1996, and 3) internal network efficiencies.

Network cost in North America for the current quarter as a percent of unaffiliated revenue decreased to 57% from 67% for the same period in 1996, and per billable minute also decreased from $.128 to $.085. These improvements resulted from the aforementioned reduction in Canadian contribution charges, increased amount of higher margin local exchange revenue in the U.S., and internal network efficiencies. Network cost in Europe for the current quarter as a percent of unaffiliated revenue decreased to 65% from 67% for the same period in 1996, and per billable minute was essentially unchanged at $.116. Recent investments in switches, a microwave network and IRU are expected to more significantly lower network costs in the near term, as ownership of these facilities will enable the company to reduce reliance on leased lines and increase network capacity. This forward looking statement is based on expectations regarding customer demand and the relative cost and availability of leased lines and alternative transmission facilities in the Company's markets, and could be adversely impacted by competitive pricing pressures. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

OTHER OPERATION EXPENSES - DEPRECIATION AND AMORTIZATION. Total depreciation expense for the quarter ended June 30, 1997 increased $1.2 million, or 28%, from $4.2 million for the same period in 1996, largely attributable to recent switch installations in Albany and Buffalo, and other capital expenditures, as well as higher amortization of the customer base and goodwill associated with the Internet Canada acquisition in 1996.

OTHER OPERATION EXPENSES - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total Selling, General and Administrative expenses
("SG&A") for the quarter ended June 30, 1997 increased $5.4 million, or 28%, to $24.8 million from $19.4 million for the same period in 1996. As a percent of revenue, SG&A increased 4% to 28% from 24%. Selling expenses, (i.e., agent, salesperson and other commissions), increased $1.8 million in connection with higher revenues ($.6 million increase in selling expenses related to growth in local exchange revenues). Operating costs incurred in connection with the Company's German subsidiary contributed $.4 million of costs. Payroll and all other operating costs increased $3.2 million and this increase was primarily attributable to infrastructure costs to support expansion and growth in the Company's business lines.

OTHER INCOME/EXPENSES. Net interest expense for the quarter ended June 30, 1997 decreased $.2 million, or 24%, from $.9 million to $.7 million. Foreign exchange gains/losses reflect changes in the value of amounts borrowed by the foreign subsidiaries from ACC Corp. and ACC US. The Company continues to hedge substantially all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains or losses. The Company does not engage in speculative foreign currency transactions. During the quarter ended June 30, 1997 the Company recognized losses on foreign currency transactions of $36,000 compared to a $14,000 gain in the same period of 1996.

PROVISION FOR TAXES. Provision for taxes for the quarter ended June 30, 1997 increased $.2 million, or 47%, from $.5 million to $.7 million. Stated as a percent of pre tax income, the effective tax rate for the current quarter was 15% as compared to 27% for the same period in 1996. Income taxes are provided on all revenues in excess of available net operating loss carryforwards ("NOL's") at the statutory rate applicable for each country. The Company continues to utilize NOL's to offset taxable income generated in Canada and the U.K.. The increase in operating earnings in both of these subsidiaries, which is not subject to tax due to utilization of NOL's, reduces the effective tax rate for the consolidated Company.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARY. Minority interest for the quarter ended June 30, 1996 reflects the portion of the Company's Canadian subsidiary's income attributable to the approximately 30% of that subsidiary's common stock that was publicly traded in Canada. Prior to December 31, 1996, the Company repurchased approximately 24% of the outstanding shares, and the remaining 6% was repurchased in January 1997. As a result, the Canadian subsidiary is currently 100% owned, with no remaining minority interest.

The Company's income from operations for the quarter ended June 30, 1997 was $5.9 million compared to $3.2 million for the same period in 1996, and was comprised of the following: North America operations $3.5 million as compared to $3.2 million, and European operations, $2.4 million as compared to $.0 million.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1996

REVENUE. Total revenue for the six months ended June 30, 1997 increased $25.2 million, or 17%, to $172.2 million. from $146.9 million for the same period in 1996. Long distance toll revenue increased $18.5 million, or 14%, to $154.7 million from $136.1 million, and local service and other revenue increased $6.7 million, or 62%, to $17.5 million from $10.8 million. The growth in long distance toll revenues was fueled by a 29% increase in billable minutes and 27% growth in number of customer accounts. Revenue from wholesale carriers during the current period increased to $36.7 million (21% of total revenues) from $35.1 million (24% of total revenues)for the same period in 1996. Significantly reduced revenues from two carriers were realized in the current period, accounting for a $6.3 million reduction in carrier revenues from the same period in 1996. Additionally, the 1996 period reflects $9 million of non recurring carrier revenues. Excluding wholesale carrier revenues, long distance toll revenue for the current period increased 17% from the same period in 1996. Long distance toll revenue per billable minute for the current period decreased 12%, from $.163 to $.143, largely a result of competitive pricing pressures. The growth in other revenues is largely attributable to growth in market share in the competitive local exchange business in the U.S. and a full six months of revenues in 1997 from Internet revenues in Canada compared to one month in 1996.

Total revenue (unaffiliated) in North America for the current period increased 5% from the same period in 1996. Long distance toll revenue (unaffiliated) decreased 1% from 1996, as the 1996 period included $9 million of non recurring carrier revenue. Excluding carrier revenues, long distance toll revenue for the current period increased 12% from the same period in 1996, and is attributable to growth in minutes and customer accounts. Long distance toll revenue per minute for the current period decreased 19% from $.159 to $.129, a result of competitive pricing pressures in both the U.S. and Canada and lower revenue from carriers. Local service and other revenues for the current period increased 62% over the same period in 1996, a result of growth in U.S. local exchange revenues and increased Internet
related revenues in Canada.   The Company continues to invest in
the local exchange business, having recently installed switches in Buffalo and Albany, and has planned installations for additional switches in New York City, Boston and Springfield Massachusetts. Continued expansion and growth in local exchange service, Internet and other services is expected to become a larger component of total revenues in future periods.

Total revenue (unaffiliated) in Europe (substantially all long distance toll revenue) for the current period increased 49% from the same period in 1996. Excluding carrier revenues, long distance toll revenue for the current period increased 26% from the same period in 1996, and is attributable to growth in minutes and customer accounts. Long distance toll revenue per billable minute for the current period decreased 1% from $.174 to $.173 as the impact of higher revenues from carriers partially offset retail price reductions implemented during the period for international and domestic long distance rates. No material revenues from the German operating unit were generated during the current period.

NETWORK COST. Network cost for the six months ended June 30, 1997 increased $7.1 million, or 8%, to $102.1 million from $95.0 million for the same period in 1996. As a percent of revenue, network cost for the current period was 59% compared to 65% for the same period in 1996. Network cost per billable minute for the current period decreased 17%, from $.114 to $.094. The reduction of current period network cost as a percent of revenue, and per minute, is largely attributable to 1) reduced contribution charges enacted during the period in Canada, 2) a favorable shift in business/customer mix, as higher margin local exchange revenues constitute a higher percent of revenues in 1997 as compared to 1996, and lower margin wholesale carrier revenues constitute a lower percentage of 1997 revenues as compared to 1996, and 3) internal network efficiencies.

Network cost in North America for the current period as a percent of unaffiliated revenue decreased to 57% from 63% for the same period in 1996, and per billable minute also decreased from $.112 to $.087. These improvements resulted from the aforementioned reduction in Canadian contribution charges, increased amount of higher margin local exchange revenue in the U.S., and internal network efficiencies. Network cost in Europe for the current period as a percent of unaffiliated revenue decreased to 63% from 68% for the same period in 1996, and per billable minute decreased from $.119 to $.111. Recent investments in switches, a microwave network and IRU are expected to more significantly lower network costs in the near term, as ownership of these facilities will enable the Company to reduce reliance on leased lines and increase network capacity. This forward looking statement is based on expectations regarding customer demand and the relative cost and availability of leased lines and alternative transmission facilities in the Company's markets, and could be adversely impacted by competitive pricing pressures. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

OTHER OPERATION EXPENSES - DEPRECIATION AND AMORTIZATION. Total depreciation expense for the six months ended June 30, 1997 increased $2.7 million, or 34%, from $7.8 million for the same period in 1996, largely attributable to recent switch installations in Albany and Buffalo, and other capital expenditures, as well as higher amortization of the customer base and goodwill associated with the Internet Canada acquisition in 1996.

OTHER OPERATING EXPENSES - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total Selling, General and Administrative expenses ("SG&A") for the six months ended June 30, 1997 increased $10.3 million, or 27%, to $48.3 million from $38.0 million for the same period in 1996. As a percent of revenue, SG&A increased 2% to 28% from 26%. Selling expenses, (i.e., agent, salesperson and other commissions), increased $3.6 million in connection with higher revenues ($1.1 million increase in selling expenses related to growth in U.S. local exchange revenues). Operating costs incurred in connection with the Company's German subsidiary contributed $.7 million of costs. Payroll and all other operating costs increased $6.0 million and this increase was primarily attributable to infrastructure costs to support expansion and growth in the Company's business lines.

OTHER INCOME/EXPENSES. Net interest expense for the six months ended June 30, 1997 decreased $1.1 million, or 45%, from $2.4 million to $1.3 million. Foreign exchange gains/losses reflect changes in the value of amounts borrowed by the foreign subsidiaries from ACC Corp. and ACC U.S. The Company continues to hedge substantially all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains or losses. The Company does not engage in speculative foreign currency transactions. During the six months ended June 30, 1997 the Company recognized losses on foreign currency transactions of $188,000 compared to a $26,000 gain in the same period of 1996.

PROVISION FOR TAXES. Provision for taxes for the six months ended June 30, 1997 increased $.4 million, or 52%, from $.9 million to $1.3 million. Stated as a percent of pre tax income, the effective tax rate for the current period was 13% as compared to 23% for the same period in 1996. Income taxes are provided on all revenues in excess of available net operating loss carryforwards ("NOL's") at the statutory rate applicable for each country. The Company continues to utilize NOL's to offset taxable income generated in Canada and the U.K.. The increase in operating earnings in both of these subsidiaries, which is not subject to tax due to utilization of NOL's, reduces the effective tax rate for the consolidated Company.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARY. Minority interest for the six months ended June 30, 1996 reflects the portion of the Company's Canadian subsidiary's income attributable to the approximately 30% of that subsidiary's common stock that was publicly traded in Canada. Prior to December 31, 1996, the Company repurchased approximately 24% of the outstanding shares, and the remaining 6% was repurchased in January 1997. As a result, the Canadian subsidiary is currently 100% owned, with no remaining minority interest.

The Company's income from operations for the six months ended June 30, 1997 was $11.2 million compared to $6.2 million for the same period in 1996, and was comprised of the following: North America operations $7.1 million as compared to $6.4 million, and European operations $4.2 million as compared to ($.2) million.


LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the Company raised net proceeds of $63.1 million through an offering of Common Stock. The proceeds from this offering were used to repay indebtedness under the Credit Facility, for working capital needs, and capital expenditures. The Company also expended $32.1 million in 1996 to repurchase the minority interest in ACC Canada. Historically, the Company has satisfied its working capital requirements through cash flow from operations, through borrowings and financings from financial institutions, vendors and other third parties, and through the issuance of securities. The Company also received net proceeds of approximately $1.9 million from the exercise of options and warrants by selling shareholders in the October 1996 secondary Common Stock offering and an additional $4.9 million from the exercise of employee stock options at various times during the year.

     In January 1997, the Company entered into an amended and restated $100 million credit facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based on the Company's operating cash flow). As of June 30, 1997, the unused amount under the Credit Facility was approximately $65 million.

     Net cash flows used in operations for the six months ended June 30, 1997 were $9.2 million compared to $.5 million for the same period in 1996. The increase of $8.7 million primarily resulted from $18.2 million of higher payments of previously accrued expenses associated with the Canadian minority interest repurchase and accrued year-end bonuses, and expenditures for other non-current assets (including an IRU for $5.2 million), partially offset by higher net income of $6.1 million and depreciation of $2.7 million, and smaller increase in accounts receivable of $6.7 million.

     Net cash flows used in investing activities (for capital expenditures, acquisition of customer base and acquisition of Transphone Ltd.) for the six months ended June 30, 1997 were $19.9 million compared with $11.8 million for the same period in 1996.

     Net cash provided by financing activities for the six months ended June 30, 1997 was $26.6 million compared with $42.4 million for the same period of 1996. The decrease reflects the Credit Facility to fund working capital needs, capital expenditures and refinancing of existing debt.

     The Company's principal need for working capital is to fund network costs and to meet its selling, general and administrative expenses as its business expands. In addition, the Company's capital resources have been used for acquisitions (i.e., Metrowide Communications, Internet Canada and Transphone Ltd.), capital expenditures, various customer base acquisitions, and the repurchase of the minority interest in ACC Canada. The Company has historically reflected working capital deficits at the end of the last several years but, at June 30, 1997, reflected a working capital surplus of approximately $6.1 million compared to a deficit of approximately $15.5 million at December 31, 1996, due primarily to utilization of the Credit Facility to satisfy current liabilities.

     The Company anticipates that, throughout the remainder of 1997, its capital expenditures will be approximately $47 million for the expansion of its network, the acquisition, upgrading and development of switches and other telecommunications equipment as conditions warrant, the development, licensing and integration of its management information system and other software, the development and expansion of its service offerings and customer programs and other capital expenditures. Approximately $17.5 million in capital expenditures were recorded during the six months ended June 30, 1997. ACC expects that it will continue to make significant capital expenditures during future periods, particularly for switching equipment for the U.K. and for local exchange switches in U.S markets, and related costs. The Company's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion (including the extent of local exchange services, which is particularly capital intensive), and acquisition opportunities, economic conditions, competition, regulatory developments, the availability of capital and the ability to incur debt and make capital expenditures under the terms of the Company's financing arrangements. The Company has also formed a German subsidiary in anticipation of deregulation in that marketplace, and anticipates that the initial capital expenditures related to this operation will approximate $2.5 million during 1997.

     As of June 30, 1997, the Company had approximately $-0- of cash and cash equivalents and maintained the $100 million Credit Facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based the Company's operating cash flow), under which $32 million was outstanding. The maximum aggregate principal amount of the Credit Facility is required to be reduced by $8 million per quarter commencing on March 31, 1999 until December 31, 2000, and by $9 million per quarter commencing on March 31, 2001 until maturity of the loan in January 2002.

     In addition, as of June 30, 1997, the Company had $4.3 million of capital lease obligations which mature at various times from 1997 through 2000. During the six months ended June 30, 1997, the Company prepaid a $4.0 million capitalized lease obligation using funds from the Credit Facility. The Company's financing arrangements, which are secured by substantially all of the Company's assets including stock of certain subsidiaries, require the Company to maintain certain financial ratios.

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to U.S. dollar payables of foreign subsidiaries. The Company does not use derivative financial instruments for speculative purposes. Foreign currency exchange contracts are used to mitigate foreign currency exposure and are intended to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The aggregate fair value, based on published market exchange rates, of the Company's foreign currency contracts at June 30, 1997 was $76.9 million. From time to time, the Company uses interest rate swap agreements to reduce its exposure to risks associated with interest rate fluctuations. As is customary for these types of instruments, collateral is generally not required to support these financial instruments.

     By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. However, at June 30, 1997, in management's opinion there was no significant risk of loss due to nonperformance of the counterparties to these financial instruments. The Company controls its exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. Based upon the Company's knowledge of the financial position of the counterparties to its existing derivative instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

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

     The Company may seek to develop relationships with strategic partners both domestically and internationally and to acquire assets or make investments in businesses that are complementary to its current operations. Such acquisitions, strategic alliances, or investments may require that the Company obtain additional financing and, in some cases, the approval of the Company's creditors. The Company's ability to effect acquisitions, strategic alliances, or investments may be dependent upon its ability to obtain such financing and, to the extent applicable, consents from creditors.


PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  See Exhibit Index.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                        ACC CORP.
                                        (Registrant)


Dated:  August 14, 1997                 /s/ Michael R. Daley
                                        Michael R. Daley
                                        Executive Vice President
                                        and Chief Financial
                                        Officer


Dated:  August 14, 1997                 /s/ Frank C. Szabo
                                        Frank C. Szabo
                                        Vice President and
                                        Controller

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