Form 10-Q
period 1997-09-30
ACC CORP
filed 1997-11-14
CIK 783233

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1997.

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

Yes   X                      No

As of November 1, 1997, the Registrant had issued and outstanding 16,984,657 shares of its Class A Common Stock, par value $.015 per share.

The Index of Exhibits filed with this Report is found at Page 29.
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

ACC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share data)
                                              Three months ended               Nine months ended
                                                September 30,                    September 30,
                                           1997            1996            1997             1996

Revenue:
   Toll revenue                          $83,919         $70,226         $238,596         $206,362
    Local service and other               11,205           7,059           28,681           17,865
                                          95,124          77,285          267,277          224,227

Network costs                             54,837          48,815          156,973          143,803

Gross profit                              40,287          28,470          110,304           80,424

Other operating expenses:
  Depreciation and amortization             5,922          4,266           16,401           12,061
  Selling, general and administrative      27,791         20,995           76,091           58,977
                                           33,713         25,261           92,492           71,038

 Income from operations                     6,574          3,209           17,812            9,386

Other income (expense):
  Net Interest                               (601)          (186)          (1,941)          (2,622)
  Foreign exchange gain (loss)                 20             22             (168)             (48)
                                             (581)          (164)          (2,109)          (2,574)

 Income before provision for income
   taxes and minority interest              5,993          3,045           15,703            6,812

 Provision for  income taxes                1,085            543            2,379            1,396

 Income before minority interest            4,908          2,502           13,324            5,416

Minority interest in (earnings) of
  consolidated subsidiary                                   (303)                             (899)

 Net income                                 4,908          2,199           13,324            4,517
 Less Series A preferred stock dividend                     (334)                           (1,022)
 Less Series A preferred stock accretion                    (872)                           (1,496)

Income applicable to common stock          $4,908           $993          $13,324           $1,999

Earnings per common and common
     equivalent share                       $0.28          $0.06            $0.76            $0.13
Average number of common and common and
  common equivalent shares             17,736,192     16,694,546       17,494,614       14,984,299

ACC CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
UNAUDITED

                                             September 30,         December 31,
                                                 1997                  1996


CURRENT ASSETS:
 Cash and cash equivalents                           $0                 $2,035
 Accounts receivable, net of allowance
 for doubtful accounts of $3,533 in
  1997 and $3,795 in 1996                        69,539                 51,474
 Other receivables                                2,015                  3,792
 Prepaid expenses and other assets                7,908                  4,632
  TOTAL CURRENT ASSETS                           79,462                 61,933


PROPERTY, PLANT, AND EQUIPMENT
 At cost                                        153,758                119,398
 Less-accumulated depreciation and
  amortization                                  (49,308)               (38,946)
  TOTAL PROPERTY, PLANT, AND EQUIPMENT          104,450                 80,452


OTHER ASSETS:
 Goodwill and customer base, net                 75,874                 50,629
 Deferred installation costs, net                 5,277                  4,312
 Other                                           11,534                  6,705
  TOTAL OTHER ASSETS                             92,685                 61,646


   TOTAL ASSETS                                $276,597               $204,031

                                             September 30,         December 31,
                                                1997                   1996
CURRENT LIABILITIES:
 Notes payable                                     $877                   $730
 Current maturities of
  long-term debt                                  2,647                  3,521
 Accounts payable                                 8,341                 15,351
 Accrued network costs                           32,042                 22,908
 Other accrued expenses                          18,534                 34,884
   TOTAL CURRENT LIABILITIES                     62,441                 77,394

Deferred income taxes                             3,398                  2,767

Long-term debt                                   74,388                  6,007


SHAREHOLDERS' EQUITY:
 Preferred Stock, $1.00 par value, Authorized -
  1,990,000 shares; Issued - no shares               -                      -
 Class A Common Stock, $.015 par value
  Authorized - 50,000,000 shares;
   Issued - 16,984,657 in 1997 and
  17,684,361  in 1996                                271                   265
 Class B Common Stock, $.015 par value,
  Authorized - 25,000,000 shares;
  Issued - no shares                                  -                     -
 Capital in excess of par value                  122,097               116,878
 Cumulative translation adjustment                (1,402)               (1,362)
 Retained earnings                                17,014                 3,692
                                                 137,980               119,473
 Less-
 Treasury stock, at cost (1,089,884
  shares in 1997 and 1996)                        (1,610)               (1,610)
    TOTAL SHAREHOLDERS' EQUITY                   136,370               117,863

    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                        $276,597              $204,031

ACC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in 000's)
                                                                 For the nine months ended
                                                                      September 30,
                                                                    1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $13,324        $4,517

 Adjustments to reconcile net income  to net cash provided by operating activities:
   Depreciation and amortization                                   16,401        12,061
   Deferred income taxes                                            2,167           362
   Minority interest in earnings  of consolidated subsidiary                        899
   Unrealized foreign exchange loss                                    17          (137)
   Amortization of deferred financing costs                           457           316
   (INCREASE) DECREASE IN ASSETS:
      Accounts receivable, net                                    (14,622)      (14,225)
      Other receivables                                               684         1,653
      Prepaid expenses and other assets                            (3,084)       (1,228)
      Deferred installation costs                                  (2,785)       (1,943)
      Other                                                        (4,613)         (390)
   INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable                                            (10,434)         (371)
      Accrued network costs                                         6,225        (2,326)
      Other accrued expenses                                      (17,979)         (780)

        Net cash provided by (used in) operating activities       (14,242)       (1,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                       (34,469)      (14,865)
  Payment for purchase of subsidiaries, net of cash acquired      (22,245)            0
  Acquisition of customer base                                     (1,305)       (2,226)
       Net cash used in investing activities                      (58,019)      (17,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit and notes payable              148,507        19,500
  Repayments under lines of credit and notes payable              (76,230)      (42,999)
  Repayment of long-term debt, other than lines of credit          (8,096)       (2,841)
  Proceeds from issuance of common stock                            5,225        68,476
  Financing costs                                                  (1,294)         (441)

        Net cash provided by financing activities                  68,112        41,695

Effect of exchange rate changes on cash                             2,114          (408)

Net increase (decrease) in cash from operations                    (2,035)       22,604

Cash and cash equivalents at beginning of period                    2,035           518

Cash and cash equivalents at end of period                             $0       $23,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $1,630        $2,326
  Income taxes                                                     $2,646        $1,033

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Fair Value of acquired companies assets acquired other than
cash                                                         $     34,985             0
Fair value of acquired companies liabilities assumed               12,740             0
   Net cash paid                                             $     22,245 $

Equipment purchased through capital leases                   $      1,490 $       2,775


ACC CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 1997

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

     As used herein, unless the context otherwise requires, the "Company" and "ACC" refer to ACC Corp. and its subsidiaries, including its U.S. operating subsidiaries("ACC U.S."), ACC TelEnterprises Ltd.("ACC Canada"), ACC Long Distance UK Ltd. ("ACC U.K."), and ACC Telecommunications GmbH ("ACC Germany"). In this Form 10-Q, references to "dollar" and "$" are to United States dollars, references to "Cdn. $" are to Canadian dollars, references to "pound symbol" are to English pounds sterling, references to "DM" are to German Deutchmarks, the terms "United States" and "U.S." mean the United States of America and, unless the context otherwise requires, its states, territories and possessions and all areas subject to its jurisdiction, and the terms "United Kingdom" and "U.K." mean England, Scotland and Wales. "North American Operations" includes operations in the United States and Canada, while "Europe Operations" includes operations in the United Kingdom and German operations.

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

3.        Net Income Per Share

      Net income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period and net income reduced by preferred dividends and accreted costs. The average number of shares outstanding (1996 data retroactively restated for a three-for-two stock split as of August 8,
1996) is computed as follows:

                               For the Three Months       For the Nine Months
                               Ended September  30,       Ended September 30,
Average Number Outstanding:      1997        1996         1997          1996

Common Shares                16,858,307   15,315,633   16,747,143   13,767,380
Common Equivalent Shares        877,885    1,378,913      747,471    1,216,919

TOTAL                        17,736,192   16,694,546   17,494,614   14,984,299


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

     While the Statement prohibits early adoption, pro forma presentation of the impact of the Statement for the reporting periods is illustrated below:

          Pro Forma Earnings Per Share Computation under FAS 128

                    Three Months ended                     Nine Months ended
                 September 30, 1997 and 1996            September 30, 1997 and 1996
            (amounts in thousands except             (amounts in thousands except
          share and per share amounts)                share and per share amounts)


                            1997                       1996                       1997                1996
                   Income  Shares  Per Share  Income  Shares  Per Share   Income  Shares  Per Share  Income  Shares  Per Share

Basic EPS
Net income         $4,908                     $2,199                      $13,324                     $4,517
Less:  preferred
stock dividends
and preferred
stock accretion       -                       (1,206)                                                 (2,518)
Income available to
common shareholder $4,908 16,858,307   $.29 $    993  15,315,633  $.06    $13,324 16,747,143   $.80   $1,999  13,767,380  $.14

Diluted EPS
Add:  Options and
       warrants              877,885   (.01)      -    1,378,913   -          -      747,471   (.04)     -     1,216,919  (.01)
Income available to
common shareholders$4,908 17,736,192   $.28    $  993 16,694,546  $.06    $13,324 17,494,614   $.76   $1,999  14,984,299  $.13

     Pro forma basic earnings per common share were computed by dividing net income by weighted average number of shares of common stock outstanding during the quarter. The pro forma dilutive effect of options and warrants reflects application of the treasury stock method, utilizing average market prices during the period, and excludes any assumed exercise that would have been antidilutive. Assumed conversion of outstanding redeemable and convertible preferred stock at September 30, 1996 was excluded from the above, as the effect would have been antidilutive.

SFAS No. 130

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which is applicable to the Company effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses)in a full set of general purpose financial statements. Comprehensive income is defined as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period (from net income and other sources) except those resulting from investments by owners and distributions to owners. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated results of operations or financial position.

SFAS No. 131

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is applicable to the Company effective January 1, 1998. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires disclosure of a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services, about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated results of operations or financial position.

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

6.        Business Combinations

     During the third quarter of 1997, the Company consummated several business combinations, all accounted for as purchases, as follows:

    ACC U.K. acquired United Telecom Ltd. ("UT"), a pre-paid calling card and long distance services provider based in London
  U.K. The results of operations of UT are reflected in the third quarter results of operations effective July 1, 1997. UT reported annual revenues of (pound symbol) 2.8 million (US $4.5 million) for the fiscal year ended April 30, 1997.

    ACC U.S. acquired VISTA International Communications Inc. ("VISTA"), a privately held, switch-based long distance provider headquartered in Mount Arlington, New Jersey. VISTA provides services to small-to-medium-sized commercial customers in the Northeastern U.S., with concentrations primarily in New Jersey and Pennsylvania. VISTA reported revenues of over $10 million in 1996. The results of operations of VISTA are included in the accompanying results of operations effective August 1, 1997.

    ACC Germany acquired all the interests of Telenational Communications Deutschland Limited Partnership ("TNC") a privately held telecommunications services provider headquartered in Hamburg, Germany. TNC is a supplier of prepaid calling cards, and has developed affinity programs with large commercial customers. TNC's 1997 annualized revenue is DM 9.2 million (U.S. $5.0 million). The results of operations of TNC are included in the accompanying results of operations effective July 1, 1997.

     The aggregate amount paid for these three acquisitions was U.S. $21.0 million. The estimated fair value of assets acquired (including Goodwill and customer base) was U.S. $31.8 million, and liabilities assumed was U.S. $10.8 million. Goodwill associated with these acquisitions was U.S. $28.6 million, and is being amortized from 20 to 40 years. Customer base intangibles associated with these acquisitions was U.S. $1.1 million, and is being amortized over 5 years. (Note: U.S. dollar equivalent amounts noted above are estimated based on the relevant month-end exchange rate).

     In October 1997, the Company signed a definitive merger agreement with US WATS Inc. ("US WATS") a switch-based long distance provider headquartered in Bala Cynwyd, Pennsylvania.
Under the terms of the agreement, US WATS shareholders will receive .077 shares of ACC Common Stock for each share of US WATS
Common Stock, subject to certain adjustments. The exchange ratio may change in the event of a change in the per share price of ACC common stock prior to closing and certain other contingencies.
The transaction was valued at $46 million (before assumption of liabilities) at the date of signing the agreement, but may reach a maximum of $50.6 million based on the final exchange ratio at closing and certain other contingencies. The transaction is intended to be accounted for as a pooling, and is subject to final regulatory and US WATS shareholder approvals and certain other contingencies. US WATS provides switch-based long distance and other services to small-medium sized business, switchless resellers and other carriers principally located throughout the mid-Atlantic region. US WATS has annualized revenue of over $55 million.

     On November 10, 1997, Tel-Save Holdings, Inc. ("Tel-Save") filed a Schedule 13D with the Securities and Exchange Commission in which Tel-Save indicated that it had purchased more than 10 percent of the outstanding common stock of US WATS. Tel-Save stated that it believes that such stock ownership will enable Tel-Save to influence the outcome of the proposed merger and that Tel-Save does not favor the merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Recent Developments".

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

General

     The Company's revenue is comprised of toll revenue(per minute charges for long distance services) and local service and other revenue. Toll revenue consists of revenue derived from ACC's long distance and operator-assisted services. Local service and other revenue consists of revenue derived from the provision of local exchange services, including local dial tone, direct access lines, Internet fees and monthly subscription fees, and also from data services. Network costs consist of expenses associated with the leasing of transmission lines, access charges and certain variable costs associated with the Company's network.
     The following table shows the total revenue (net of intercompany revenue) and billable long distance minutes of use attributable to the Company's North American and European operations during the three and nine month periods ended September 30, 1997 and 1996:

                    Three Months ended                Nine Months ended
                 September 30, 1997 and 1996        September 30, 1997 and 1996
               (dollars and minutes in thousands) (dollars and minutes in  thousands)

                     1997              1996                    1997                 1996
                  Amount    Percent   Amount    Percent        Amount    Percent    Amount    Percent

Total Revenue:
North America:
     US              $ 30,873    32.5%  $ 23,107   29.9%          $ 83,282    31.2%  $ 71,840    32.0%
     Canada            28,192    29.6     29,804   38.6             87,582    32.8     87,371    39.0
Total North America    59,065    62.1     52,911   68.5            170,864    63.9    159,211    71.0
Europe:
     UK                34,506    36.3     24,374   31.5             94,857    35.5     65,016    29.0
     Germany            1,553     1.6       -       0.0              1,556     0.6        -       0.0
Total Europe           36,059    37.9     24,374   31.5             96,413    36.1     65,016    29.0
Total Revenue        $ 95,124   100%    $ 77,285  100%            $267,277    100%   $224,227   100%




Billable Long Distance Minutes of Use:
North America:
     US               211,102   35.1%   142,157    31.3%           554,644    33.0%   417,607    32.4%
     Canada           194,525   32.4    170,667    37.6            584,008    34.7    497,870    38.6
Total North America   405,627   67.5    312,824    68.9          1,138,652    67.7    915,477    71.0
Europe:
     UK               194,309   32.3    141,452    31.1            542,695    32.3    374,315    29.0
     Germany            1,362    0.2       -        0.0              1,362     0.1       -        0.0
Total Europe          195,671   32.5    141,452    31.1            544,057    32.3    374,315    29.0
Total Minutes         601,298  100%     454,276   100%           1,682,709   100%   1,289,792   100%


     The following table presents certain information concerning long distance toll revenue (net of intercompany revenue) per billable minute and network cost per billable minute attributable to the Company's North American and European operations during the three and nine month periods ended September 30, 1997 and
1996:
                             Three Months Ended       Nine Months Ended
                                   September 30,       September 30,

                                    1997     1996   1997    1996

Toll Revenue Per Billable Long Distance Minute:
North America
     United States                $0.116   $0.141  $0.123   $0.155
     Canada                        0.121    0.152   0.127    0.154
Total North America                0.118   $0.147   0.125   $0.155
Europe
     United Kingdom               $0.177   $0.171  $0.174   $0.173
     Germany                       1.140     -      1.142      -
Total Europe                      $0.184   $0.171  $0.177   $0.173

Network Cost Per Billable Long Distance Minute:
Total North America               $0.081   $0.104  $0.085   $0.109
Total Europe                       0.113    0.114   0.111    0.117



     The Company believes that historically its revenue growth as well as its network costs and results of operations for its U.S., Canadian and U.K. operations generally reflect the state of development of the Company's operations, the Company's customer mix and the competitive and regulatory environment in those markets. The Company entered the U.S, Canadian, and U.K telecommunications markets in 1982, 1985, and 1993, respectively. In 1997, the Company established a subsidiary in Germany, and commenced offering long distance service as a switchless reseller during the third quarter of 1997. The Company believes that toll revenue per billable minute and network cost per billable minute will be lower in future periods, and heavily influenced by competitive pressures and regulatory actions.

     Deregulatory influences have affected the telecommunications industry in the U.S. since 1984 and the U.S. market has experienced considerable competition for a number of years. The competitive influences on the pricing of ACC services and network costs have been stabilizing during the past few years. This may change in the future as a result of the 1996 Amendment to the U.S. Communications Act (the "1996 Act") that further opened the market to competition, particularly from the regional Bell operating companies ("RBOCs"). The Company has actively pursued growth opportunities in the U.S. market. During the third quarter of 1997, the Company acquired VISTA International Communications, Inc. ("VISTA"). VISTA, headquartered in Mount Arlington, New Jersey, provides long distance and other services to small to medium sizes commercial customers in the Northeastern U.S. with concentrations primarily in New Jersey and Pennsylvania. The VISTA acquisition represents expansion into a contiguous geographic area, and with a similar targeted customer segment, which is viewed as consistent with the Company's expansion strategy.

     The deregulatory trend in Canada, which commenced in 1989, has increased competition. ACC Canada experienced significant downward pressure on the pricing of its services during 1994 and 1995. Although revenue per minute increased from 1995 to 1996 due to changes in customer and product mix, revenue per minute fell during the first half of 1997, and the Company expects such downward pressure to continue. The impact of this pricing pressure on revenues of ACC Canada is being offset by an increase in the Canadian commercial and student billable minutes of usage as a percentage of total Canadian billable minutes of usage, and introduction of new products and services including 800 service, local exchange resale, Internet services, and, since February 1997, paging services.

     The Company believes that, because deregulatory influences have only fairly recently begun to impact the U.K. telecommunications industry, the Company will continue to experience a significant increase in revenue from that market, but the rate of growth is expected to decline. The foregoing belief is based upon expectations of actions that may be taken by U.K. regulatory authorities and the Company's competitors; if such third parties do not act as expected, the Company's opportunities for revenue growth could be impacted. If ACC U.K. were to experience increased revenues, the Company believes it should be able to enhance its economies of scale and scope with more efficient use of the fixed cost elements of its network. Nevertheless, the deregulatory trend in that market is expected to result in competitive pricing pressure on the Company's U.K. operations which could adversely affect revenues and margins. Since the U.K. market for transmission facilities is dominated by British Telecommunications PLC ("British Telecom") and Mercury Communications Ltd. ("Mercury"), the downward pressure on prices for services offered by ACC U.K. may not be accompanied by a corresponding reduction in ACC UK's network costs in the short term and, consequently, could adversely affect the Company's business, results of operations and financial condition, particularly in the event revenue derived from the Company's U.K. operations accounts for an increasing percentage of the Company's total revenue. Moreover, the Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. As each of the telecommunications markets in which it operates continues to mature, the rate of growth in its revenue and customer base in each such market is likely to decrease over time. The Company has actively pursued growth opportunities in the U.K. market. During the second quarter of 1997, the Company acquired Transphone Ltd. Transphone provides domestic and international long distance service as a reseller, and is based in London, U.K. In acquiring Transphone Ltd., the Company obtained what it believes is a strong base of commercial customers in a desirable geographic area. During the third quarter of 1997 the Company also acquired United Telecom Ltd. ("UT"). UT provides domestic and international long distance services through a pre-paid calling card platform in retail telephone shops. UT is based in London, U.K.. In acquiring UT, the Company obtains what it believes is a new delivery channel in a growing niche market. The acquisition is also expected to create network cost efficiencies, as UT's customers have peak calling activity at night and on weekends. This calling pattern will enable the Company to facilitate routing of off-peak traffic over the Company's switched based network, thereby adding to economies of scale. The Transphone Ltd. and UT acquisitions are expected to be accretive to earnings commencing in 1998. The foregoing forward looking statements are based upon expectations with respect to customer behavior, market trends and the Company's ability to successfully integrate and develop the businesses acquired. If such expectations are not realized, actual results may differ materially from the foregoing discussion.

     The German telecommunications market is expected to substantially deregulate in January 1998, as a result of the European Union ("EU") mandate to open telecommunications markets to competition. Most significantly, the German market is scheduled to be open for interconnection in January 1998. The Company has established a subsidiary in Germany, and signed a resale agreement with Deutsche Telekom ("DT") on May 20, 1997. Further, the Company received a Class 4 full voice telephony license from the German Ministry of Post and Telecommunications which is effective January 1, 1998. This license is a requirement for the Company to become a switch-based provider of telecommunications services in Germany. In October 1997, the Company signed a network interconnect agreement with Deutsche Telekom, which will permit utilization of Deutsche Telekom's networks to link ACC with its customers. With this agreement in place, the Company plans to install, and have in service, a switch by the first quarter of 1998. The Company expects to develop a small amount of revenue in the fourth quarter of 1997 as a switchless reseller, with potentially more substantial revenue growth in 1998 as a switch-based reseller when the market is fully deregulated. The foregoing forward-looking statement is based upon expectations with respect to regulatory actions and cooperation from DT with regard to which the Company is unable to control. If such expectations are not realized, the expected revenue growth from the German market may not materialize. In addition to the core growth expected from switch-based resale, the Company has actively pursued other growth opportunities in Germany. During the third quarter of 1997, the Company acquired Telenational Communications Deutschland Limited Partnership ("TNC"), a privately held telecommunications service provider headquartered in Hamburg, Germany. TNC provides prepaid calling cards through affinity programs with large commercial customers including Lufthansa, Citibank and Diners Club. The TNC acquisition provides the Company an existing customer base, and facilitates the start up efforts in Germany.

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

     The Company has also expanded operations in the U.S. local exchange business and anticipates that a significant portion of its future growth will come from this business. The local exchange business is highly competitive and includes several larger, better capitalized local service providers, including AT&T, among others, who can sustain losses associated with discount pricing, and the high initial investment and expenses typically incurred to attract local customers. The Company's U.S. local service business commenced operations in 1994 and generated a small operating profit for the first nine months of 1997, and for the full year 1996. However, there can be no assurances that the Company will continue to achieve positive cash flow or profitability in this business in the future.

     The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. The Company expects to focus in the near term on building and increasing its customer base, service offerings and targeted geographic markets, which will require it to increase significantly its expenses for marketing and development of its network and new services, and may adversely impact operating results from time to time. Revenues from wholesale carriers accounted for approximately 18% and 30% of the revenues of ACC North America and ACC Europe, respectively, in the third quarter of 1997, and 18% and 28% for the nine months ended September 30, 1997. Included in 1996 second quarter and nine month revenues were $9 million of North American non-recurring carrier revenues, or 4% of consolidated revenues. With respect to these customers, the Company competes almost exclusively on price, does not have long term contracts and generates lower gross margins as a percentage of revenue. The Company's primary interest in carrier revenue is to utilize excess capacity on its network. Carrier revenue for the third quarter of 1997 was 23% of the Company's consolidated total revenue compared to 25% in the third quarter of 1996, and 22% for the nine months ended September 30, 1997 compared to 24% for the nine months ended September 30, 1996. Management believes that carrier revenue will continue to average 20% to 25% of consolidated total revenue as the core businesses continue to grow. The foregoing forward-looking statement is based upon expectations with respect to growth in the Company's customer base and total revenues. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

Results of Operations

     The following table presents, for the three months ended
September 30, 1997 and 1996, and the nine months ended September
30, 1997 and 1996, certain Statement of Operations data expressed as a percentage of total revenue:

                                  Three Months ended            Nine Months ended
                               September30, 1997 and 1996    September 30, 1997 and 1996

                                     1997          1996       1997          1996

Revenue:
  Toll revenue                       88.2%          90.9%      89.3%        92.0%
  Local service and other            11.8            9.1       10.7          8.0
  Total revenue                     100.0          100.0      100.0        100.0
Network costs                        57.6           63.2       58.7         64.1
Gross profit                         42.4           36.8       41.3         35.9
Other operating expenses:
  Depreciation and amortization       6.2            5.5        6.1          5.4
  Selling, general and administrativ 29.2           27.2       28.5         26.3
  Total other operating expenses     35.4           32.7       34.6         31.7
Income  from operations               6.9            4.2        6.7          4.2
Total other income (expenses)        (0.6)          (0.2)      (0.8)        (1.1)
Income from operations before provision
  for income taxes and minority
  interest                            6.3            3.9        5.9          3.0
Provision for income taxes            1.1            0.7        0.9          0.6
Income before minority interest       5.2            3.2        5.0          2.4
Minority interest in (income)
  loss of consolidated subsidiary      -            (0.4)        -          (0.4)
Income (loss) from operations         5.2%           2.8%       5.0%         2.0%


Quarter ended September 30, 1997 compared with quarter ended
September 30, 1996

REVENUE Total revenue for the quarter ended September 30, 1997 increased $17.8 million, or 23%, to $95.1 million from $77.3 million for the same period in 1996. Long distance toll revenue increased $13.7 million, or 19%, to $83.9 million from $70.2 million, and local service and other revenue increased $4.1 million, or 59%, to $11.2 million from $7.1 million. The growth in long distance toll revenues was fueled by a 32% increase in billable minutes. Revenue from wholesale carriers during the current quarter increased slightly to $21.5 million (23% of total revenues) from $19.1 million (25% of total revenues)for the same period in 1996. Significantly reduced revenues from two Canadian carriers were realized in the current quarter, accounting for a $3.8 million reduction in carrier revenues from the same quarter in 1996. Excluding total wholesale carrier revenues, long distance toll revenue for the current quarter increased 22% from the same period in 1996. Long distance toll revenue per billable minute for the current quarter decreased 10%, from $.155 to $.140, largely a result of competitive pricing pressures. The growth in other revenues is largely attributable to growth in market share in the competitive local exchange business in the U.S.

Total revenue (unaffiliated) in North America for the current quarter increased 12% from the same period in 1996. Long distance toll revenue (unaffiliated) increased 4% from 1996. Excluding carrier revenues, long distance toll revenue for the current quarter increased 14% from the same period in 1996, and is attributable to growth in minutes and customer accounts. Long distance toll revenue per minute for the current quarter decreased 19% from $.147 to $.118, largely a result of competitive pricing pressures in both the U.S. and Canada.
Retail price pressures in each market are expected to continue, which may impact the Company's margin. Local service and other revenues for the current quarter increased 59% over the same period in 1996, a result of growth in U.S. local exchange revenues and increased Internet related revenues in Canada. The Company continues to invest in the local exchange business, having installed switches during 1997 in Buffalo, Albany, New York City, Boston and Springfield Massachusetts. Continued expansion and growth in non toll revenue, including local exchange service, Internet and other services is expected to become a larger component of total revenues in future periods.
As a percent of total revenue, non toll revenue for the current quarter was 12% compared to 9% for the same period in 1996.

Total revenue (unaffiliated) in Europe (substantially all long distance toll revenue) for the current quarter increased 48% from the same period in 1996. Excluding carrier revenues, long distance toll revenue for the current period increased 36% from the same period in 1996, and is attributable to growth in minutes and commercial and student customers accounts. Long distance toll revenue per billable minute for the current quarter increased 7% from $.171 to $.184 as increased international traffic (which typically has higher rates per minute) and the impact of higher revenues from carriers offset retail price reductions implemented during the quarter for international and domestic long distance rates. The German operating unit contributed a modest amount of revenue from the acquired TNC customer base as well as from switchless resale activity.

  NETWORK COST Network cost for the quarter ended September 30, 1997 increased $6.0 million, or 12%, to $54.8 million from $48.8 million for the same period in 1996. As a percent of revenue, network cost for the current quarter was 58% compared to 63% for the same period in 1996. Network cost per billable minute for the current quarter decreased 15%, from $.107 to $.091. The reduction of current quarter network cost as a percent of revenue, and per minute, is largely attributable to a favorable shift in business/customer mix, as higher margin local exchange revenues constitute a higher percent of revenues in 1997 as compared to 1996, declining access rates for origination and termination, and internal network efficiencies.

Network cost in North America for the current quarter as a percent of unaffiliated revenue decreased to 57% from 62% for the same period in 1996, and per billable minute also decreased 23% from $.104 to $.081. These improvements resulted from the aforementioned increased in higher margin local exchange revenue in the U.S., and internal network efficiencies. Network cost in Europe for the current quarter as a percent of unaffiliated revenue decreased to 59% from 66% for the same period in 1996, and per billable minute declined by .001%. Recent investments in switches, a microwave network and IRU are expected to more significantly lower network costs in the near term, as ownership of these facilities will enable the company to reduce reliance on leased lines and increase network capacity. This forward looking statement is based on expectations regarding customer demand and the relative cost and availability of leased lines and alternative transmission facilities in the Company's markets, and could be adversely impacted by competitive pricing pressures. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

OTHER OPERATING EXPENSES - DEPRECIATION AND AMORTIZATION Total depreciation expense for the quarter ended September 30, 1997 increased $1.6 million, or 39%, from $4.3 million for the same period in 1996, largely attributable to recent local and long distance switch installations and other capital expenditures, as well as higher amortization of the customer base and goodwill associated with the recent acquisitions of Transphone, United Telecom, VISTA and TNC.

OTHER OPERATING EXPENSES - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Total Selling, General and Administrative expenses ("SG&A") for the quarter ended September 30, 1997 increased $6.8 million, or 32%, to $27.8 million from $21.0 million for the same period in 1996. As a percent of revenue, SG&A increased 2% to 29% from 27%. This increase is largely attributable to higher selling expenses (i.e. agent, salesperson and other commissions) associated with growth in local exchange revenues, added overhead from acquired entities and infrastructure costs to support expansion in Germany.

OTHER INCOME/EXPENSES Net interest expense for the quarter ended September 30, 1997 increased $.4 million compared to 1996 as a result of increased utilization of the credit facility to fund expansion. Foreign exchange gains/losses reflect changes in the value of amounts borrowed by the foreign subsidiaries from ACC Corp. and ACC US. The Company continues to hedge substantially all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains or losses. The Company does not engage in speculative foreign currency transactions. During the quarter ended September 30, 1997 the Company recognized gains on foreign currency transactions of $20,000 compared to $22,000 for the same period of 1996.

PROVISION FOR TAXES Provision for taxes for the quarter ended September 30, 1997 increased $.6 million, from $.5 million to $1.1 million. Stated as a percent of pre-tax income, the effective tax rate for the current quarter was 18% as compared to 18% for the same period in 1996. Income taxes are provided on all revenues in excess of available net operating loss carryforwards ("NOL's") at the statutory rate applicable for each country. The Company continues to utilize NOL's to offset taxable income generated in Canada and the U.K. The increase in operating earnings in both of these subsidiaries, which is not subject to tax due to utilization of NOL's, reduces the effective tax rate for the consolidated Company.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARY Minority interest for the quarter ended September 30, 1996 reflects the portion of the Company's Canadian subsidiary's income attributable to the approximately 30% of that subsidiary's common stock that was publicly traded in Canada. Prior to December 31, 1996, the Company repurchased approximately 24% of the outstanding shares, and the remaining 6% was repurchased in January 1997. As a result, the Canadian subsidiary is currently 100% owned, with no remaining minority interest.

The Company's income from operations for the quarter ended September 30, 1997 was $6.6 million compared to $3.2 million for the same period in 1996, and was comprised of the following:
North America operations $4.1 million as compared to $2.5 million in 1996, and European operations, $2.5 million as compared to $.7 million in 1996.


Nine months ended September 30, 1997 compared with nine months ended September 30, 1996

REVENUE Total revenue for the nine months ended September 30, 1997 increased $43.0 million, or 19%, to $267.3 million from $224.2 million for the same period in 1996. Long distance toll revenue increased $32.2 million, or 16%, to $238.6 million from $206.4 million, and local service and other revenue increased $10.8 million, or 61%, to $28.7 million from $17.9 million. The growth in long distance toll revenues was fueled by a 30% increase in billable minutes. Revenue from wholesale carriers during the current period increased to $58.3 million (22% of total revenues) from $54.2 million (24% of total revenues)for the same period in 1996. Significantly reduced revenues from two Canadian carriers were realized in the current period, accounting for a $10.0 million reduction in carrier revenues from the same period in 1996. Additionally, the 1996 period reflects $9 million of non recurring carrier revenues. Excluding total wholesale carrier revenues, long distance toll revenue for the current period increased 19% from the same period in 1996. Long distance toll revenue per billable minute for the current period decreased 11%, from $.160 to $.142, largely a result of competitive pricing pressures. The growth in other revenues is largely attributable to growth in market share in the competitive local exchange business in the U.S. and a full nine months of revenues in 1997 from Internet revenues in Canada compared to four months in 1996.

Total revenue (unaffiliated) in North America for the current period increased 7% from the same period in 1996. Long distance toll revenue (unaffiliated) increased 1% from 1996, as the 1996 period included $9 million of non recurring carrier revenue. Excluding carrier revenues, long distance toll revenue for the current period increased 12% from the same period in 1996, and is attributable to growth in minutes and customer accounts. Long distance toll revenue per minute for the current period decreased 19% from $.155 to $.125, largely a result of competitive pricing pressures in both the U.S. and Canada. Retail price pressures in each market are expected to continue which may impact the Company's margin. Local service and other revenues for the current period increased 61% over the same period in 1996, a result of growth in U.S. local exchange revenues and increased Internet related revenues in Canada. The Company continues to invest in the local exchange business, having installed switches during 1997 in Buffalo, Albany, New York City, Boston and Springfield Massachusetts. Continued expansion and growth in non toll revenue, including local exchange service, Internet and other services is expected to become a larger component of total revenues in future periods. As a percent of total revenue, non toll revenue for the current period was 11% compared to 8% for the same period in 1996.

Total revenue (unaffiliated) in Europe (substantially all long distance toll revenue) for the current period increased 48% from the same period in 1996. Excluding carrier revenues, long distance toll revenue for the current period increased 30% from the same period in 1996, and is attributable to growth in minutes and commercial and student customer accounts. Long distance toll revenue per billable minute for the current period increased 2% from $.173 to $.177 as the impact of higher revenues from carriers partially offset retail price reductions implemented during the period for international and domestic long distance rates. The German operating unit contributed a modest amount of revenue from the acquired TNC customer base as well as from switchless resale activity.

NETWORK COST   Network cost for the nine months ended September
30, 1997 increased $13.2 million, or 9%, to $157.0 million from $143.8 million for the same period in 1996. As a percent of revenue, network cost for the current period was 59% compared to 64% for the same period in 1996. Network cost per billable minute for the current period decreased 16%, from $.111 to $.093. The reduction of current period network cost as a percent of revenue, and per minute, is largely attributable to reduced contribution charges enacted during the period in Canada, a favorable shift in business/customer mix, as higher margin local exchange revenues constitute a higher percent of revenues in 1997 as compared to 1996, and lower margin wholesale carrier revenues constitute a lower percentage of 1997 revenues as compared to 1996, declining access rates for origination and termination and internal network efficiencies.

Network cost in North America for the current period as a percent of unaffiliated revenue decreased to 58% from 63% for the same period in 1996, and per billable minute also decreased from $.109 to $.085. These improvements resulted from the aforementioned reduction in Canadian contribution charges, increased amount of higher margin local exchange revenue in the U.S., and internal network efficiencies. Network cost in Europe for the current period as a percent of unaffiliated revenue decreased to 60% from 67% for the same period in 1996, and per billable minute decreased from $.117 to $.111. Recent investments in switches, a microwave network and IRU are expected to more significantly lower network costs in the near term, as ownership of these facilities will enable the Company to reduce reliance on leased lines and increase network capacity. This forward looking statement is based on expectations regarding customer demand and the relative cost and availability of leased lines and alternative transmission facilities in the Company's markets, and could be adversely impacted by competitive pricing pressures. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

OTHER OPERATING EXPENSES - DEPRECIATION AND AMORTIZATION Total depreciation expense for the nine months ended September 30, 1997 increased $4.3 million, or 36%, from $12.1 million for the same period in 1996, largely attributable to recent local and long distance switch installations and other capital expenditures, as well as higher amortization of the customer base and goodwill associated with the Internet Canada acquisition in 1996, and recent acquisitions of Transphone, United Telecom, VISTA and TNC.

OTHER OPERATING EXPENSES - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Total Selling, General and Administrative expenses ("SG&A") for the nine months ended September 30, 1997 increased $17.1 million, or 29%, to $76.1 million from $59.0 million for the same period in 1996. As a percent of revenue, SG&A increased 2% to 28% from 26%. This increase is largely attributable to higher selling expenses (i.e. agent, salesperson and other commissions) associated with growth in local exchange revenues, added overhead from acquired entities and infrastructure costs to support expansion in Germany.

OTHER INCOME/EXPENSES Net interest expense for the nine months ended September 30, 1997 decreased $.7 million. Foreign exchange gains/losses reflect changes in the value of amounts borrowed by the foreign subsidiaries from ACC Corp. and ACC U.S. The Company continues to hedge substantially all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains or losses. The Company does not engage in speculative foreign currency transactions. During the nine months ended September 30, 1997 the Company recognized losses on foreign currency transactions of $168,000 compared to a $48,000 gain in the same period of 1996.

PROVISION FOR TAXES Provision for taxes for the nine months ended September 30, 1997 increased $1.0 million from $1.4 million to $2.4 million. Stated as a percent of pre-tax income, the effective tax rate for the current period was 15% as compared to 20% for the same period in 1996. Income taxes are provided on all revenues in excess of available net operating loss carryforwards ("NOL's") at the statutory rate applicable for each country. The Company continues to utilize NOL's to offset taxable income generated in Canada and the U.K.. The increase in operating earnings in both of these subsidiaries, which is not subject to tax due to utilization of NOL's, reduces the effective tax rate for the consolidated Company.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARY Minority interest for the nine months ended September 30, 1996 reflects the portion of the Company's Canadian subsidiary's income attributable to the approximately 30% of that subsidiary's common stock that was publicly traded in Canada. Prior to December 31, 1996, the Company repurchased approximately 24% of the outstanding shares, and the remaining 6% was repurchased in January 1997. As a result, the Canadian subsidiary is currently 100% owned, with no remaining minority interest.

The Company's income from operations for the nine months ended September 30, 1997 was $17.8 million compared to $9.4 million for the same period in 1996, and was comprised of the following:
North America operations $11.2 million as compared to $8.9 million in 1996, and European operations $6.6 million as compared to ($.4) million in 1996.




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

     In January 1997, the Company entered into an amended and restated $100 million credit facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based on the Company's operating cash flow). As of September 30, 1997, the unused amount under the Credit Facility was approximately $24.1 million.

     Net cash flows used in operations for the nine months ended September 30, 1997 were $14.2 million compared to $1.6 million for the same period in 1996. The increase of $12.6 million primarily resulted from $18.2 million of higher payments of previously accrued expenses associated with the Canadian minority interest repurchase and accrued year-end bonuses, and expenditures for other non-current assets (including an IRU for $5.2 million), partially offset by higher net income of $8.8 million and depreciation of $4.3 million, and other changes to working capital.

     Net cash flows used in investing activities (for capital expenditures, acquisition of customer base and subsidiaries) for the nine months ended September 30, 1997 were $58.0 million compared with $17.1 million for the same period in 1996.

     Net cash provided by financing activities for the nine months ended September 30, 1997 was $68.1 million compared with $41.7 million for the same period of 1996. The increase reflects utilization of the Credit Facility to fund working capital needs, capital expenditures and acquisitions.

     The Company's principal need for working capital is to fund network costs and to meet its selling, general and administrative expenses as its business expands. In addition, the Company's capital resources have been used for acquisitions (i.e., Metrowide Communications, Internet Canada, Transphone Ltd., United Telecom, VISTA and TNC), capital expenditures, and the repurchase of the minority interest in ACC Canada. The Company has historically reflected working capital deficits at the end of the last several years but, at September 30, 1997, reflected a working capital surplus of approximately $17.0 million compared to a deficit of approximately $15.5 million at December 31, 1996, due primarily to utilization of the Credit Facility to satisfy current liabilities.

     The Company anticipates that, throughout the remainder of 1997, its capital expenditures will be approximately $25 million for the expansion of its network, acquisitions, upgrading and development of switches and other telecommunications equipment as conditions warrant, the development, licensing and integration of its management information system and other software, the development and expansion of its service offerings and customer programs and other capital expenditures. Approximately $35 million in capital expenditures were recorded during the nine months ended September 30, 1997. ACC expects that it will continue to make significant capital expenditures during future periods, particularly for switching equipment for the U.K. and Germany, and for local exchange switches in U.S markets, and related costs. The Company's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion (including the extent of local exchange services, which is particularly capital intensive), and acquisition opportunities, economic conditions, competition, regulatory developments, the availability of capital and the ability to incur debt and make capital expenditures under the terms of the Company's financing arrangements.

     As of September 30, 1997, the Company had approximately $-0-of cash and cash equivalents and maintained the $100 million Credit Facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based the Company's operating cash flow), under which $72 million was outstanding. The maximum aggregate principal amount of the Credit Facility is required to be reduced by $8 million per quarter commencing on March 31, 1999 until December 31, 2000, and by $9 million per quarter commencing on March 31, 2001 until maturity of the loan in January 2002.

     In addition, as of September 30, 1997, the Company had $4.8 million of capital lease obligations which mature at various times from 1997 through 2000. During the nine months ended September 30, 1997, the Company prepaid a $4.0 million capitalized lease obligation using funds from the Credit Facility. The Company's financing arrangements, which are secured by substantially all of the Company's assets including stock of certain subsidiaries, require the Company to maintain certain financial ratios.

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to U.S. dollar payables of foreign subsidiaries. The Company does not use derivative financial instruments for speculative purposes. Foreign currency exchange contracts are used to mitigate foreign currency exposure and are intended to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The aggregate fair value, based on published market exchange rates, of the Company's foreign currency contracts at September 30, 1997 was $79.9 million. From time to time, the Company uses interest rate swap agreements to reduce its exposure to risks associated with interest rate fluctuations. As is customary for these types of instruments, collateral is generally not required to support these financial instruments.

     By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. However, at September 30, 1997, in management's opinion there was no significant risk of loss due to nonperformance of the counterparties to these financial instruments. The Company controls its exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. Based upon the Company's knowledge of the financial position of the counterparties to its existing derivative instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

     The Company is currently negotiating an amendment to its Credit Facility to increase the borrowing availability by an additional $50 million. The Company believes that, under its present business plan, the amended Credit Facility which it expects to obtain, and cash from operations will be sufficient to meet anticipated working capital, capital expenditure requirements and expansion plans for the foreseeable future.
The forward-looking information contained in the previous sentence may be affected by a number of factors, including the matters described in this paragraph and in
Exhibit 99.1 attached hereto. The Company may need to raise additional capital from public or private equity or debt sources in order to finance its operations, capital expenditures and growth for future periods. In addition, the Company may have to refinance a substantial amount of indebtedness and obtain additional funds prior to 2002, when the Credit Facility matures. Moreover, the Company believes that continued growth and expansion through acquisitions, investments and strategic alliances is important to maintain a competitive position in the market and, consequently, a principal element of the Company's business strategy is to develop relationships with strategic partners and to acquire assets or make investments in businesses that are complementary to its current operations. The Company may need to raise additional funds in order to take advantage of opportunities for acquisitions, investments and strategic alliances or more rapid international expansion, to develop new products or to respond to competitive pressures. There can be no assurance that the Company will be able to raise such capital on acceptable terms or at all. The Company's ability to obtain additional sources of capital will depend upon, among other things, its financial condition at the time, the restrictions and the instruments governing its indebtedness and other factors, including market conditions, beyond the control of the Company. Additional sources of capital may include public and private equity and debt financings, sale of assets, capitalized leases and other financing arrangements. In the event that the Company is unable to obtain additional capital or is unable to obtain additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion opportunities and capital expenditures, which could have a material adverse effect on its business, results of operations and financial condition and could adversely impact its ability to compete.

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


Recent Developments

     On October 30, 1997, ACC announced that it had received an unsolicited proposal from Tel-Save Holdings, Inc. ("Tel-Save") regarding a potential business combination with Tel-Save. Tel-Save's original proposal was to offer to ACC shareholders $50 in Tel-Save common stock per share of ACC common stock, subject to adjustment, or $40 per share if the proposed merger involving ACC and US WATS, Inc. ("US WATS") is effected. Tel-Save has subsequently announced that the purchase price proposed by Tel-Save will not be reduced based on the outcome of the proposed merger involving ACC and US WATS.

     The Board of Directors of ACC has confirmed that it has initiated a review of the Tel-Save proposal as well as other alternatives available to the Company. The Company also announced that the Company's Shareholder Rights Plan has been amended to reduce the threshold by which the rights granted under the plan become exercisable from 15 percent to 7.5 percent. Any shareholder whose ownership exceeds 7.5 percent on November 6, 1997, and who does not acquire additional shares, is exempt from the amendment. The amendment is effective until December 31, 1997.





PART II. OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  See Exhibit Index.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                        ACC CORP.
                                        (Registrant)


Dated:  November 13, 1997               /s/ Michael R. Daley
                                        Michael R. Daley
                                        Executive Vice President
                                        and Chief Financial
                                        Officer


Dated:  November 13, 1997               /s/ Frank C. Szabo
                                        Frank C. Szabo
                                        Vice President and
                                        Controller

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