Form 10-K405
period 1997-12-31
ACC CORP
filed 1998-03-25
CIK 783233

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                 ANNUAL REPORT

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997

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

TITLE OF CLASS:  Class A Common Stock, par value $.015 per share
--------------

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

Aggregate market value of all Class A Common Stock held by non-affiliates as of March 18, 1998, was $879,112,800.

17,519,684 shares of $.015 par value Class A Common Stock were issued and outstanding as of March 18, 1998.

The Index of Exhibits filed with this Report begins at page ___.

                                     PART I

Item 1.  BUSINESS.

     Certain of the information contained or incorporated by reference in this Form 10-K, including the discussion which follows in this Item 1 of the Company's plans and strategies for its business and related financing, and the Management's Discussion and Analysis included herein, contain forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, please carefully review the discussion of Risk Factors contained in this Item 1, as well as the other information contained in this Report and in the Company's periodic reports filed with the Securities and Exchange Commission (the "SEC" or "Commission").

GENERAL

     ACC is a switch-based provider of telecommunications services in the United States, Canada, the United Kingdom (the "U.K."), and Germany. ACC primarily provides long distance telecommunications services to a diversified customer base of businesses, residential customers and educational institutions. ACC also provides local telephone service as a switch-based local exchange reseller in upstate New York and Massachusetts and as a reseller of local exchange services in Ontario and Quebec, Canada. ACC entered the German market during 1997 as a switchless reseller of long distance telecommunications services and became a switch-based provider in Germany in February of 1998. ACC operates an advanced telecommunications network, consisting of ten long distance international and domestic switches located in the U.S., Canada, the U.K. and Germany, six local exchange switches located in the U.S., leased transmission lines, indefeasible rights of use in international submarine cables ("IRUs") and network management systems designed to optimize traffic routing.

     ACC's objective is to grow its telecommunications customer base in its existing markets and to establish itself in deregulating Western European markets that have high density telecommunications traffic when ACC believes that business and regulatory conditions warrant. The key elements of ACC's business strategy are: (1) to broaden ACC's penetration of the U.S., Canadian, U.K. and German telecommunications markets by expanding its long distance, local and other service offerings and geographic reach; (2) to utilize ACC's operating experience as an early entrant in deregulating markets in the U.S., Canada and the U.K. to penetrate other deregulating telecommunications markets that have high density telecommunications traffic; (3) to achieve economies of scale and scope in the utilization of ACC's network; and (4) to seek acquisitions, investments or strategic alliances involving assets or businesses that are complementary to ACC's current operations.

     ACC's principal competitive strengths are: (1) ACC's sales and marketing organization and the customized service ACC offers to its customers; (2) ACC's offering of competitive prices, which ACC believes generally are lower than prices charged by the major carriers in each of its markets; (3) ACC's position as an early entrant in the U.S., Canadian and U.K. markets as an alternative carrier; (4) ACC's focus on more profitable international telecommunications traffic between the U.S., Canada and the U.K.; and (5) ACC's switched-based networking capabilities. ACC believes that its ownership of switches reduces its reliance on other carriers and enables ACC to efficiently route telecommunications traffic over multiple leased transmission lines and IRUs and to control costs, call record data and customer information. The availability of existing transmission capacity in its markets makes leasing of transmission lines attractive to ACC and enables it to grow network usage without having to incur the significant capital and operating costs associated with the development and operation of a transmission line infrastructure.

     ACC primarily targets business customers with approximately $500 to $15,000 of monthly usage, selected residential customers and colleges and universities. ACC believes that, in addition to being price-driven, these customers tend to be focused on customer service, more likely to rely on a single carrier for their telecommunications needs and less likely to change carriers than larger commercial customers. The diversity of ACC's targeted customer base enhances network utilization by combining business-driven workday traffic with night and weekend off-peak traffic from student and residential customers. ACC strives to be more cost effective, flexible, innovative and responsive to the needs of its customers than the major carriers, which principally focus their direct sales efforts on large commercial accounts and residential customers.

RECENT DEVELOPMENTS

     ACC Management Changes. On December 5, 1997, ACC announced that its Chairman and Chief Executive Officer, David K. Laniak, 62, had died unexpectedly due to health-related complications. As a result, ACC's Board of Directors named Robert M. Van Degna, Chairman of the Board of Directors. Mr. Van Degna has served as an outside director of ACC since 1995. ACC's Board of Directors also established an office of the Chief Executive to jointly perform the functions of Chief Executive Officer, consisting of Christopher Bantoft, Executive Vice President, Michael R. Daley, Executive Vice President and Chief Financial Officer, and Steve M. Dubnik, Executive Vice President.

     TCG Merger Agreement. On November 26, 1997, ACC entered into an Agreement and Plan of Merger (the "TCG Merger Agreement"), pursuant to which a wholly-owned subsidiary of Teleport Communications Group, Inc., a Delaware corporation ("TCG"), would be merged with and into ACC and ACC would survive the merger as a wholly-owned subsidiary of TCG (the "TCG Merger"). If the TCG Merger is consummated, following the TCG Merger, all of the capital stock of the surviving corporation will be owned by TCG. Shares of ACC Common Stock will be exchanged for merger consideration and then cancelled, with the result that ACC Common Stock will no longer be listed on The Nasdaq National Market. Under the TCG Merger Agreement, ACC shareholders will receive $50 in value of TCG Class A Common Stock for each share of ACC stock, based upon the average closing price of TCG stock for a ten trading day period preceding the date of merger. The total value of the transaction would be approximately $1 billion. However, if TCG's average closing price during the ten day trading period prior to closing is below $45 or above $55, the exchange ratios will be fixed at 1.11111 shares of TCG stock or 0.90909 shares of TCG stock, respectively, and ACC shareholders will receive cash in lieu of any fractional shares. It is anticipated that the merger will be treated as a tax-free exchange. Consummation of the TCG Merger is subject to closing conditions and shareholder approval. No assurance can be given that the TCG Merger will be consummated.

     The Proposed Merger of TCG and AT&T. On January 8, 1998, AT&T Corp. ("AT&T") and TCG announced that they had entered into a definitive merger agreement (the "AT&T Merger Agreement"), under which each share of TCG common stock would be converted into the right to receive 0.943 of a share of common stock, par value $1.00 per share, of AT&T. Under the AT&T Merger Agreement, a wholly-owned subsidiary of AT&T would be merged with and into TCG and TCG would survive the merger as a wholly-owned subsidiary of AT&T (the "TCG/AT&T Merger"). If the TCG/AT&T Merger is consummated, following the TCG/AT&T Merger, all of the capital stock of the surviving corporation will be owned by AT&T. Shares of TCG common stock will be exchanged for merger consideration in the form of AT&T common stock, and cash in lieu of any fractional shares, and then cancelled. As a result, shares of TCG common stock will no longer be listed on The Nasdaq National Market. Consummation of the TCG/AT&T Merger is subject to closing conditions and shareholder and regulatory approvals. It is unlikely that the proposed TCG/AT&T Merger will close before the consummation of the TCG Merger, due to the anticipated timing of receipt of regulatory approvals and other closing conditions. No assurance can be given that the TCG/AT&T Merger will be consummated.

     Termination of U.S. WATS Merger. On October 28, 1997, ACC entered into an Agreement and Plan of Merger (the "USW Merger Agreement") by and among ACC, ACC Acquistion - Blue Corp., a Delaware corporation ("Acquisition Sub"), and US WATS, Inc., a New York corporation ("USW"), pursuant to which Acquisition Sub would have merged with and into USW (the "USW Merger"). On March 11, 1998, for reasons beyond the control of both parties which made it impossible to conclude the USW Merger prior to the March 31, 1998 termination date, ACC and USW agreed to a mutual termination of the USW Merger Agreement.

INDUSTRY OVERVIEW

     The global telecommunications industry has dramatically changed during the past several years, beginning in the U.S. with AT&T's divestiture of its RBOCs in 1984 and culminating with the 1996 amendments to the U.S. Communications Act of 1934 (the "U.S. Communications Act"), and continuing in Canada, the U.K.
and other countries with various regulatory changes. Previously, the long distance telecommunications industry in the U.S., Canada and the U.K. consisted of one or a few large facilities-based carriers, such as AT&T, Bell Canada and British Telecom. As a result of the AT&T divestiture and the recent legislative changes in the U.S. and fundamental regulatory changes in Canada and the U.K., coupled with technological and network infrastructure developments which increased significantly the voice and data telecommunications transmission capacity of dominant carriers, the long distance industry has developed into a highly competitive one consisting of numerous alternative long distance carriers in each of these countries. In addition, since the AT&T divestiture in 1984, competition has heightened in the local exchange market in the U.S. and Canada. ACC anticipates that deregulatory and economic influences will promote the development of competitive telecommunications markets in other countries.

     Long Distance Market. The U.S. long distance market has grown to over $93 billion in annual revenues during 1996, according to FCC estimates. AT&T has remained the largest long distance carrier in the U.S. market, retaining approximately 48% of the market, with MCI and Sprint with respective market shares of approximately 20% and 10% of the market during 1996. AT&T, MCI and Sprint constitute what generally is regarded as the first tier in the U.S. long distance market. Large regional long distance companies, some with national capabilities, such as WorldCom, Inc. (which in 1996 merged with MFS Communications, Inc.), CWI, Frontier Corp., Excel Telecommunications and LCI International, constitute the second tier of the industry, although WorldCom would become a first tier company upon consummation of its pending merger with MCI. The remainder of the U.S. long distance market share is comprised of several hundred smaller companies, including ACC U.S., known as third-tier carriers. In addition, recent U.S. legislation, which removes certain long-standing restrictions on the ability of the RBOCs to provide long distance services, and the World Trade Organization ("WTO") accord on basic services, will have a substantial impact on the long distance market.

     Commencing in 1990, competition was introduced in the Canadian long distance market. The Canadian long distance market is dominated by a consortium of facilities-based local and long distance telephone companies (e.g., Bell Canada, BC Tel, Maritime Tel) operating as the "Stentor" group of companies. A second group of long distance providers, consisting principally of AT&T Canada Long Distance Services Company ("AT&T Canada"), Sprint Canada (a subsidiary of Call-Net Telecommunications Inc.) and fONOROLA Inc., own and operate transmission lines through which they provide long distance voice and data services in the Canadian markets. Other long distance providers, including ACC Canada, generally lease transmission lines through which they resell long distance services in the Canadian market.

     The international, national and local markets for voice telephone services in the U.K. and Northern Ireland accounted for approximately (Pounds) l.5 billion, (Pounds) 2.0 billion and (Pounds) 2.2 billion, respectively, in revenues during the 12 months ended March 31, 1997, according to estimates from The Office of Telecommunications ("Oftel"), the U.K. telecommunications regulatory authority. In the U.K., British Telecom historically has dominated the telecommunications market. British Telecom was the largest carrier during such 12 month period, with approximately 58.2%, 78.4% and 88.7% of the revenues from international, national and local voice telephone services, respectively. Cable & Wireless ("CWC") which owns and operates interexchange and local loop transmission facilities, is the second largest carrier of voice telecommunications in the U.K. The remainder of the U.K. long distance market is comprised of an emerging market of licensed public telephone operators, such as Energis Communications Ltd. ("Energis"), WorldCom, ACC U.K. and various cable companies, and switched-based resellers such as First Telecom and Esprit Telecom of the U.K. Ltd. ("Esprit") and Sprint.

     Long distance carriers in the U.S., Canada and the U.K. can be categorized by several distinctions. One distinction is between transmission facilities-based companies and non-transmission facilities-based companies, or resellers. Transmission facilities-based carriers, such as AT&T, Bell Canada and British Telecom, own their own long distance interexchange or transmission facilities and originate and terminate calls through local exchange systems. Profitability for transmission facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. All of the first- and most of the second-tier long distance companies in the U.S. markets are transmission facilities-based carriers and generally offer service nationwide. Most transmission facilities-based carriers in the third tier of the market offer their service only in a limited geographic area. Some transmission facilities-based carriers contract with other transmission facilities-based carriers to provide transmission where they have geographic gaps in their facilities. Carriers that operate primarily as switched-based resellers, such as ACC, carry their long distance traffic over transmission lines leased from transmission facilities-based carriers, originate and terminate calls through incumbent local exchange carriers or CLECs such as TCG and contract with transmission facilities-based carriers to provide transmission of long distance traffic either on a fixed rate lease basis or a call volume basis. Profitability for non-transmission facilities-based carriers is dependent largely on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more transmission facilities-based carriers.

     A second distinction among long distance companies is that of switch-based versus switchless resellers. Switch-based resellers, such as ACC, have one or more switches, which are sophisticated computers that direct telecommunications traffic to form a transmission path between a caller and the recipient of a call. All transmission facilities-based carriers are switch-based carriers, as are many non-transmission facilities-based carriers, including ACC. Switchless resellers, in contrast, depend on one or more transmission facilities-based carriers or switch-based resellers for transmission and switching facilities. ACC believes that its ownership of switches reduces its reliance on other carriers and enables ACC to efficiently route telecommunications traffic over multiple leased transmission lines and to control costs, call record data and customer information. The availability of existing transmission capacity in its markets makes leasing of transmission lines attractive to ACC and enables it to grow network usage without having to incur the significant capital and operating costs associated with the development and operation of a transmission line infrastructure.

     Local Exchange Market. In the U.S., the existing structure of the telecommunications industry principally resulted from the AT&T divestiture. As part of the divestiture, seven RBOCs were created to offer services in specified geographic areas called Local Access and Transport Areas ("LATAs"). The RBOCs were separated from the long distance provider, AT&T, resulting in the creation of distinct local exchange and long distance markets. Since the AT&T divestiture, several factors have served to promote competition in the local exchange market, including (i) the local exchange carriers' monopoly position, which provided little incentive for the local exchange companies to reduce prices, improve service or upgrade their networks, and related regulations which required the local exchange carriers to, among other things, lease transmission facilities to alternative carriers, such as ACC, (ii) customer desire for an alternative to the local exchange carriers, which developed in part as a result of competitive activities in the long distance market and increasing demand for lower cost, high quality, reliable services, and (iii) the advancement of fiber optic and digital electronic technology, which combined the ability to transmit voice, data and video at high speeds with increased capacity and reliability.

     In Canada, similar factors promoting competition in the local exchange market developed in response to regulatory developments in the Canadian long distance telecommunications market and to technological advances in the telecommunications industry. The Canadian Radio-television and Telecommunications Commission ("CRTC") has approved the introduction of competition in local exchange services in Canada.

BUSINESS STRATEGY

     ACC was an early entrant as an alternative carrier in the U.S., Canada and the U.K. ACC's objective is to grow its telecommunications customer base in its existing markets and to establish itself in other deregulating Western European markets with high density telecommunications traffic. The key elements of ACC's business strategy are to increase penetration of existing markets, enter new markets, improve operating efficiency, and pursue acquisitions, investments and strategic alliances.

     Increase Penetration of Existing Markets. ACC's consolidated revenue has grown from $126.4 million to $372.6 million over the three fiscal years ended December 31, 1997, although ACC expects its growth to decrease over time. ACC plans to further increase its revenue and customer base in the U.S., Canadian and U.K. markets by expanding its service offerings and geographic reach. The expansion of ACC's service offerings is designed to reduce the effects of price per minute decreases for long distance service and to decrease the likelihood that customers will change telecommunication carriers. Through this strategy, ACC will seek to build a broad base of recurring revenues in the U.S., Canada and the U.K. ACC also offers local telephone services in selected additional U.S. and Canadian markets, including New York, Massachusetts, Quebec and Ontario, as well as additional data communications services in the U.S. and Canada. ACC believes that offering local services will enhance its ability to attract and retain long distance customers and reduce ACC's access charges as a percentage of revenues.

     Enter New Markets. ACC believes that its operating experience in deregulating markets in the U.S., Canada and the U.K. and its experience as an early entrant as an alternative carrier in those markets will assist ACC in identifying opportunities in other deregulating countries with high density telecommunications traffic. In particular, ACC believes that its position in the U.S., Canadian and U.K. telecommunications markets and its experience in providing international telecommunications service will assist it in establishing a presence in Western European markets when ACC believes that business and regulatory conditions warrant.

     Improve Operating Efficiency. ACC strives to achieve economies of scale and scope in the use of its network, which consists of leased transmission facilities, ten international and domestic switches, six local exchange switches and information systems. In order to enhance the efficiency of the fixed cost elements of its network, ACC seeks to increase its traffic volume and balance business-driven workday traffic with night and weekend off-peak traffic from student and residential customers. ACC anticipates that competition among transmission facilities-based providers of telecommunications services in the U.S. and Canadian markets will afford ACC opportunities for reductions in the cost of leased line facilities. ACC seeks to reduce its network cost per billable minute by more than any reduction in revenue per billable minute. ACC also intends to acquire additional switches and upgrade its existing switches to enhance its network in anticipation of growth in ACC's customer base and provide additional telecommunications services. ACC believes that its network switches enable ACC to efficiently route telecommunications traffic over multiple transmission facilities to reduce costs, control access to customer information and grow network usage without a corresponding increase in support costs.

     Pursue Acquisitions, Investments and Strategic Alliances.   As ACC expands
its service offerings and its network, ACC anticipates that it will seek to develop strategic alliances both domestically and internationally and to acquire assets and businesses or make investments in companies that are complementary to ACC's current operations. ACC believes that the pursuit of an active acquisition strategy is an important means toward achieving growth and economies of scale and scope in its targeted markets. Through acquisitions, ACC believes that it can further increase its traffic volume to further improve the usage of the fixed cost elements of its network.

SERVICES

     Commercial Long Distance Services. ACC offers its commercial customers in the U.S. and Canada an array of customized services and has developed a similar range of service offerings for commercial customers in the U.K.

     In the U.S., although ACC historically has originated long distance voice services principally in New York and Massachusetts, ACC is currently authorized to originate intrastate long distance voice and data services in 48 states and international voice and data services in all states. ACC's U.S. services include "1+" inter-LATA long distance service, and private line service for which a customer is charged a fixed monthly rate for transmission capacity that is reserved for that customer's traffic. ACC's U.S. business services also include toll-free "800" or "888" services. In addition, ACC currently provides intra-LATA service in certain areas for customers who make a large number of intra-LATA calls. ACC installs automatic dialing equipment to enable customers to place such calls over ACC's network without having to dial an access code. However, various states, including New York, are moving to implement "equal access" for intra-LATA toll calls such that ACC's customers in such jurisdictions will be able to use ACC's network on a "1+" basis to complete intra-LATA toll calls. ACC's ability to compete in the intra-LATA toll market depends upon the margin which exists between the access charges it must pay to the local exchange company for originating and terminating intra-LATA calls, and the retail toll rates established by the local exchange carriers for the local exchange carriers' own intra-LATA toll service. ACC's commercial services generally are priced below the rates charged by the major carriers for similar services and are competitive with those of other carriers.

     In Canada, ACC currently originates long distance voice and data services in the Montreal, Toronto and Vancouver metropolitan areas as well as throughout Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario and Quebec. ACC offers its Canadian commercial customers both voice and data telecommunications services. ACC's long distance voice services are offered to its business customers in a nine-level discount structure marketed under the name "Edge." Discounts are based on calling volume and call destination and typically result in savings ranging from 10% to 20% when compared to Stentor member rates. Calls to the U.S. are priced at a flat rate regardless of the destination, and international calls are priced at a percentage discount to the rates charged by the Stentor group. ACC also offers toll-free "800" services within Canada, as well as to and from the U.S., and offers an ACC Travel Card providing substantial savings off Stentor member "Calling Card" rates. ACC Canada has introduced a frame relay network, Internet access services (including Web design/hosting) and paging services, and now provides these services in all provinces except Saskatchewan, Manitoba, New Brunswick and Newfoundland.

     ACC originates long distance voice services throughout the U.K. ACC presently offers its U.K. customers voice telecommunications services. These services include indirect access (known as "ACCess 1601") through the public switched telephone network ("PSTN") and the use of direct access lines to ACC's network (known as "ACCess Direct") for higher-volume business users. Because ACCess 1601 is a mass market service, the prices offered are built around a standard price list with volume discounts for high-volume users. ACCess Direct is generally cost effective only for customers making at least (Pounds) 5,000 per month in calls.

     ACC's U.S. and Canadian commercial customers are offered customized services, such as comprehensive billing packages and its "Travel Service
Elite" domestic calling cards, which allow the customer to place long distance calls at competitive rates from anywhere in the U.S. and Canada. ACC's standard monthly statement includes a management summary report, a call detail report recording every long distance call and facsimile call, and a pricing breakdown by call destination. Optional calling pattern reports, which are available at no extra cost, include call summaries by account code, area or city code, LATA (for U.S. bound calls), international destination and time-of-day. This information is available to customers in the form of hard copy, magnetic tape or disk.

     University Program. ACC's university program offers a variety of telecommunications services to educational institutions ranging from long distance service for administration and faculty, to integrated on-campus services, including local and long distance service, voice mail, intercom calling and operator services for students, administrators and faculty. ACC's sales, marketing and engineering professionals work directly with college and university administrators to design and implement integrated solutions for providing and managing telecommunications equipment and services to meet the current and prospective communications needs of their institutions. As part of its program, ACC often installs telecommunications equipment which, depending upon the circumstances, may include a switch or private branch exchange, voice mail, cabling and, in the U.K., pay telephones. Pay phone usage in the U.K., particularly at universities, is more prevalent than in the U.S. and Canada. To access this market directly, ACC has established a pay phone division in the U.K., which supplies pay phones that will automatically route calls from universities and other institutions over ACC U.K.'s network.

     ACC's long distance rates in the U.S. for students generally are priced at a 10% discount from those charged by the largest long distance carriers. ACC's university contracts in Canada generally provide it with the exclusive right, and in the U.K. the opportunity, to market to the school's students, faculty and administration. Most of ACC's contracts in Canada also provide for exclusive university support for marketing to alumni. These arrangements allow ACC to market its services to these groups through its affinity programs.

     ACC offers university customers in the U.S., Canada and the U.K. certain customized services. ACC offers academic institutions a comprehensive billing package to assist them in reviewing and controlling their telecommunications costs. For its university student customers in the U.S. and Canada, ACC provides a billing format that indicates during each statement period the savings per call (in terms of the discount from the largest long distance carrier's rates) realized during the billing period, and for all university customers ACC provides a call detail report recording every long distance call. In addition, for university student customers, ACC provides individual bills for each user of the same telephone in a dormitory room or suite so that each student in the dormitory room or suite can be billed for the calls he or she made.

     Many of ACC's university customers in the U.S. are offered operator services, which are available 24 hours per day, seven days per week. ACC also offers its U.S. university customers its "'Travel Service Elite"' domestic calling card. In addition, ACC sells a prepaid calling card in the U.S., which allows customers to prepay for a predetermined number of "units" representing long distance minutes. The rate at which the units are used is determined by the destination of the calls made by the customer.

     ACC's sales group targets university customers in the U.S., Canada and in the U.K. In the U.S. university market, ACC generally targets small to medium size universities and colleges with full time enrollments in the range of 1,000 to 5,000 students. In Canada, ACC has been able to establish relationships with several large universities. ACC believes that, while its marketing approach in Canada is similar to that in the U.S., its nationwide presence in Canada assists it in marketing to larger academic institutions. In the U.K., ACC has been able to establish long-term relationships with several large universities. ACC believes that, while its marketing approach in the U.K. is similar to that in the U.S., it is able to access larger educational institutions because of its nationwide presence and because transmission facilities-based carriers have not focused on this market. ACC believes that competition in the university market is based on price, as well as the marketing of unique programs and customizing of telecommunications services to the needs of the particular institution and that its ability to adapt to customer needs has enhanced its development of relationships with universities.

     Residential Long Distance Services. ACC offers its residential customers in the U.S. and Canada a variety of long distance service plans and is currently offering and developing similar plans for its residential customers in the U.K. In the U.S., ACC's "Save Plus" program provides customers with competitively priced long distance service. In addition, U.S. customers are provided with a "Phone Home" long distance service through which, by dialing an 800 number plus an access code, callers can call home at competitive rates. In general, ACC's residential services are priced below AT&T's premium rates for similar services. In Canada, ACC offers three different residential service programs. The basic offering is a discount plan, with call pricing discounted from the Stentor companies' tariffed rates for similar services depending on the time of day and day of the week. ACC also offers its "Sunset Savings Plan," which allows calling across Canada and to the continental U.S. at a flat rate per minute. In the Toronto metropolitan area, ACC offers "Extended Metro Toronto" calling, which provides flat rate calling within areas adjacent to Toronto that are long distance from each other. Customized billing services are also offered to ACC's U.S. and Canadian residential customers. In the U.K., all residential customers use ACC's ACCess 1601 service, which provides savings off the standard rates charged for residential service by British Telecom or CWC, but requires the customer to dial a four digit access code before dialing the area code and number.

     International Long Distance Services. ACC offers international products and services to both its existing customer base and to potential customers in the U.S., Canada and the U.K. ACC's international authorizations
("International Licenses") allow ACC to resell international long distance service on leased international circuits connected to the PSTN at both ends between the U.S. and Canada, the U.S. and the U.K., Canada and the U.K., and, subject to certain safeguards on non-competitive routes and destination country regulations, the U.K. and all other countries and territories, and to own interests in international submarine cable facilities for service between the U.S. and the U.K. and other international points. ACC believes it can compete effectively for international traffic because these international authorizations allow it to offer end-to-end services on certain routes and route traffic efficiently so as to price its services at cost-based rates that are lower than the international settlement-based rates that would otherwise apply to such traffic. However, numerous other carriers also have similar resale licenses. Implementation of the WTO agreement is expected to increase opportunities for alternative call routings but will also increase competition in the industry. Moreover, a recent FCC decision, currently on appeal and subject to petitions for reconsideration, is intended to accelerate reductions in international calling rates and may reduce ACC's margin on international services.

     Local Exchange Services. Building on its experience in providing local telephone service to various university customers, ACC took advantage of regulatory developments in New York State and in 1994 began offering local telephone service to commercial customers in upstate New York. As a result of its August 1995 acquisition of Metrowide Communications, ACC provides local telephone service as a reseller in Ontario, Canada, and began providing such service in Quebec in 1996. ACC believes that it can strengthen its relationships with existing commercial, university and college and residential customers in New York State and Canada and can attract new customers by offering them local and long distance services, thereby providing a single source for comprehensive telecommunications services. Providing local telephone service may enable ACC to serve new local exchange customers even if they are already under contract with a different interexchange carrier for long distance service. During 1997, ACC expanded its local telephone operations by installing switches in New York City, Albany and Buffalo, New York, and Boston and Springfield, Massachusetts.

     ACC has limited experience in providing local telephone services, having commenced providing such services in 1994. In order to attract local customers, ACC must offer substantial discounts from the prices charged by local exchange carriers and must compete with other alternative local companies that offer such discounts. Larger, better capitalized alternative local providers, including AT&T, among others, will be better able to sustain losses associated with discount pricing and initial investments and expenses. The local telephone service business requires significant initial investments and expenses in capital equipment, as well as significant initial promotional and selling expenses. There can be no assurance that ACC will be able to lease transmission facilities from local exchange carriers at wholesale rates that will allow ACC to compete effectively with the local exchange carriers or other alternative providers or that ACC will generate positive operating margins or attain profitability in its local telephone service business.

SALES AND MARKETING

     ACC markets its services in the U.S., Canada, the U.K. and Germany through a variety of channels, including ACC's internal sales forces, independent sales agents, co-marketing arrangements and affinity programs, as described below. As of December 31, 1997, ACC had a total of approximately 380 internal sales personnel and approximately 580 independent sales agents serving its U.S., Canadian, U.K. and German markets. Although it has not experienced significant turnover in recent periods, a loss of a significant number of independent sales agents could have a material adverse effect on ACC's ability to generate additional revenue. ACC maintains a number of sales offices in the Northeastern U.S., Canada, and the U.K. In addition, with respect to its university and student customers in each country, ACC has designated representatives to assist in customer enrollment, dissemination of marketing information, complaint resolution and, in some cases, collection of customer payments, with representatives located on some campuses. ACC actively seeks new opportunities for business alliances in the form of affinity programs and co-marketing arrangements to provide access to alternative distribution channels.

     During each of the last three years, no customer accounted for 10% or more of ACC's total revenue.

     United States. ACC markets its services in the U.S. through ACC's internal sales personnel and independent sales agents as well as through attendance and representation at significant trade association meetings and industry conferences of target customer groups. ACC's sales and marketing efforts in the U.S. are targeted primarily at business customers with $500 to $15,000 of monthly usage, selected residential customers and universities and colleges. ACC also markets its services to other resellers and rebillers. ACC plans to leverage its market base in New York and Massachusetts into other New England states and Pennsylvania and to eventually extend its marketing focus to other states. ACC has obtained authorization to originate intrastate long distance voice services in 48 states.

     Canada. ACC markets its long distance services in Canada through internal sales personnel and independent sales agents, co-marketing arrangements and affinity programs. ACC focuses its direct selling efforts on medium-sized and large business customers. ACC also markets its services to other resellers and rebillers. ACC uses independent sales agents to target small to medium-sized business and residential customers throughout Canada. These independent sales agents market ACC's services under contracts that generally provide for the payment of commissions based on the revenue generated from new customers obtained by the representative. The use of an independent agent network allows ACC to expand into additional markets without incurring the significant initial costs associated with a direct sales force.

     In addition to marketing its residential services in Canada through independent sales agents, ACC has developed several affinity programs designed to attract residential customers within specific target groups, such as clubs, alumni groups and buying groups. The use of affinity programs allows ACC to target groups with a nationwide presence without engaging in costly nationwide advertising campaigns. For example, ACC Canada has established affinity programs with such groups as the Home Service Club of Canada, the University of Toronto and McGill and Western Universities. In addition, ACC has developed a co-marketing arrangement with Hudson's Bay Company (a large

Canadian retailer) through which ACC's telecommunications services are marketed under the name "The Bay Long Distance Program" and "Zellers Long Distance."

     United Kingdom. In the U.K., ACC markets its services to business and residential customers, as well as other telecommunications resellers, through a multichannel distribution plan including its internal sales force, independent sales agents, co-marketing arrangements and affinity programs.

     ACC generally utilizes its internal sales force in the U.K. to target medium and large business customers, a number of which have enough volume to warrant a direct access line to ACC's switch, thereby bypassing the PSTN. ACC markets its services to small and medium-sized businesses through independent sales agents. Telemarketers also are used to market services to small business customers and residential customers and to generate leads for the other members of ACC's internal sales force and independent sales agents. ACC U.K. has established an internal marketing group that is focused on selling its service to other telecommunications resellers in the U.K. and certain European countries on a wholesale basis. ACC U.K. has entered into co-marketing arrangements with utilities, university alumni groups and other organizations.

NETWORK

     In the U.S., Canada and the U.K., ACC utilizes a network of lines leased under volume discount contracts with transmission facilities-based carriers, much of which is fiber optic cable. The selection of any particular circuit for the transmission of a call is controlled by routing software, located in the switches, that is designed to cause the most efficient use of ACC's network. ACC evaluates opportunities to install switches in selected markets where the volume of its customer traffic makes such an investment economically viable. Utilization of ACC's switches allows ACC to route customer calls over multiple networks to reduce costs.

     Some of ACC's contracts with transmission facilities-based carriers contain underutilization provisions. These provisions require ACC to pay fees to the transmission facilities-based carriers if ACC does not meet minimum periodic usage requirements. ACC has not been assessed any underutilization charges in the past. However, there can be no assurance that such charges would not be assessed in the future. Other resellers generally contract with ACC on a month-to-month basis, select ACC almost exclusively on the basis of price and are likely to terminate their arrangements with ACC if they can obtain better pricing terms elsewhere. ACC uses projected sales to other resellers in evaluating the trade-offs between volume discounts and the minimum utilization rates it negotiates with transmission facilities-based carriers. If sales to other resellers do not meet ACC's projected levels, ACC could incur underutilization charges and be placed at a disadvantage in negotiating future volume discounts.

     ACC generally utilizes redundant, highly automated advanced telecommunications equipment in its network and has diverse alternate routes available in cases of component or facility failure. Automatic traffic re-routing enables ACC to provide a high level of reliability for its customers. Computerized automatic network monitoring equipment facilitates fast and accurate analysis and resolution of network problems. ACC provides customer service and support, 24-hour network monitoring, trouble reporting and response, service implementation coordination, billing assistance and problem resolution.

     In the U.S., ACC maintains three long distance switches and six local exchange switches. These switches and additional points of presence ("POPs") provide an interface with the PSTN to service ACC's customers. Lines leased from transmission facilities-based carriers link ACC's U.S. points of presence to its switches. ACC U.S. maintains a leased, direct trans-Atlantic link with ACC U.K. that it established in 1994 following ACC's receipt of its U.K. International Simple Resale License for U.K.-U.S. calls and international private line resale authority in the U.S. ACC has purchased an IRU to supplement such trans-Atlantic leased-lines to the U.K. and to enable ACC to reduce network costs.

     In Canada, ACC maintains long distance switches in Toronto, Montreal and Vancouver. ACC also maintains frame relay nodes for switched data in Toronto, Montreal, Vancouver and Calgary. ACC uses transmission lines leased from transmission facilities-based carriers to link its Canadian POPs to its switches. This network is also linked with ACC's switches in the U.S. and the U.K. ACC Canada also maintains a leased, direct trans-Atlantic link with ACC U.K. that it established following the grant to ACC U.K. of its ISR License. This transmission line enables ACC Canada to send traffic to the U.K. at rates below those charged by Teleglobe Canada, the exclusive Canadian transmission facilities-based carrier for international calls, other than those to and from the U.S. and Mexico.

     In the U.K., ACC maintains long distance switches in London, Manchester and Bristol, England. This network is also linked with ACC's switches in the U.S. and Canada. Customers can access ACC's U.K. network through direct access lines or by dial-up access using auto dialing equipment, indirect access code dialing or least cost routing software integrated in the customer's telephone equipment. In December 1996, ACC U.K. was awarded an International Facilities License, and received a Public Telecommunications Operator license in April 1997, which licenses have enabled ACC to build a microwave network in the U.K. and to begin to use the U.K. as a regional hub for international telecommunications traffic.

     In February 1998 ACC installed a long distance switch in Dusseldorf, Germany and commenced offering switch-based long distance service to its customers. In 1997, the Company received a Class 4 full voice telephony license from the German Ministry of Post and Telecommunications, which became effective January 1, 1998, and which is a requirement in order to provide switch-based telecommunication services in Germany.

     Network costs are the single largest expense incurred by ACC. ACC strives to control its network costs and its dependence on other carriers by leasing transmission lines on an economical basis. ACC is also considering ownership of certain transmission facilities as a means of reducing its network costs. ACC has purchased IRUs and negotiated leases of private line circuits with carriers that operate fiber optic transmission systems at rates independent of usage, particularly on routes over which ACC carries high volumes of calls such as between the U.S. and Canada and the U.S. and the U.K. ACC attempts to maximize the efficient utilization of its network in the U.S., Canada and the U.K. by marketing to commercial and academic institution customers, who tend to use its services most frequently on weekdays during normal business hours, and residential and student customers, who use these services most often during night and weekend off-peak hours.

INFORMATION SYSTEMS

     ACC believes that maintaining sophisticated and reliable billing and customer services information systems that integrate billing, accounts receivable and customer support is a core capability necessary to record and process the data generated by a telecommunications service provider. While ACC believes its management information system is currently adequate, it has not grown as quickly as ACC's business and substantial investments are needed. ACC is developing and implementing new systems designed to (i) enhance ACC's ability to monitor and respond to the evolving needs of its customers by developing new and customized services, (ii) improve least-cost routing of traffic on ACC's international network, (iii) provide sophisticated billing information that can be tailored to meet the requirements of its customer base, (iv) provide high quality customer service, (v) detect and minimize fraud, (vi) verify payables to suppliers of telecommunications transmission facilities and (vii) integrate additions to its customer base. A variety of problems are often encountered in connection with the implementation of new information systems. There can be no assurance that ACC will not suffer adverse consequences or cost overruns in the implementation of the new information systems or that the new systems will be appropriate for ACC.

COMPETITION

     The telecommunications industry is highly competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. In each of its markets, ACC competes primarily on the basis of price and also on the basis of customer service and its ability to provide a broad array of telecommunications services. The industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Although many of ACC's customers are under multi-year contracts, several of ACC's largest customers (primarily other long distance carriers) are on month-to-month contracts and are particularly price sensitive. Revenues from other resellers accounted for approximately 32%, 4% and 28% of the revenues of ACC U.S., ACC Canada and ACC U.K., respectively, in 1997. With respect to these customers, ACC competes almost exclusively on price and does not have long term contracts. The industry has experienced and will continue to experience rapid regulatory and technological change. Many competitors in each of ACC's markets are significantly larger than ACC, have substantially greater resources than ACC, control transmission lines and larger networks than ACC and have longstanding relationships with ACC's target customers. There can be no assurance that ACC will remain competitive in this environment. Regulatory trends have had, and may have in the future, significant effects on competition in the industry. As ACC expands its geographic coverage, it will encounter increased competition. Moreover, ACC believes that competition in non-U.S. markets is likely to increase and become more like competition in the U.S. markets over time as such non-U.S. markets continue to experience deregulatory influences.

     Competition in the long distance industry is based upon pricing, customer service, network quality, value-added services and customer relationships. The success of a non-transmission facilities-based carrier such as ACC depends largely upon the amount of traffic that it can commit to the transmission facilities-based carriers and the resulting volume discounts it can obtain. Subject to contract restrictions and customer brand loyalty, resellers like ACC may competitively bid their traffic among other national long distance carriers to gain improvement in the cost of service. The relationship between resellers and the larger transmission facilities-based carriers is twofold. First, a reseller is a customer of the services provided by the transmission facilities-based carriers, and that customer relationship is predicated primarily upon the pricing strategies of the first tier companies. The reseller and the transmission facilities-based carriers are also competitors. The reseller will attract customers to the extent that its pricing for customers is generally more favorable than the pricing offered the same size customers by larger transmission facilities-based carriers. However, transmission facilities-based carriers have been aggressive in developing discount plans which have had the effect of reducing the rates they charge to customers whose business is sought by the reseller. Thus, the business success of a reseller is significantly tied to the pricing policies established by the larger transmission facilities-based carriers. There can be no assurance that favorable pricing policies will be continued by those larger transmission facilities-based carriers.

     United States. In the U.S., ACC is authorized to originate interstate and international long distance services nationwide and to originate intrastate long distance service in 48 states (although it currently derives most of its U.S. revenues principally from calls originated in New York and Massachusetts). ACC competes for customers, transmission facilities and capital resources with numerous long distance telecommunications carriers and/or resellers, some of which are substantially larger, have substantially greater financial, technical and marketing resources, and own or lease larger transmission systems than ACC. AT&T is the largest supplier of long distance services in the U.S. inter-LATA market. ACC also competes within its U.S. call origination areas with other national long distance telephone carriers, such as MCI, Sprint and regional companies which resell transmission services. RBOCs from outside the NYNEX/Bell Atlantic region, including SBC Communications, have, under the authority contained in the 1996 Act, begun to offer long distance services in the NYNEX/Bell Atlantic region. In the intra-LATA market, ACC also competes with the local exchange carriers servicing those areas. In its local service areas in New York State and Massachusetts, ACC presently competes or in the future will compete with NYNEX/Bell Atlantic, Frontier Corp., AT&T, Citizens Telephone Co. and WorldCom and with cellular and other wireless carriers. These local exchange carriers all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of ACC. Furthermore, joint ventures such as those between MCI and Microsoft Corporation ("Microsoft"), under which Microsoft will promote MCI's services, the joint venture among Sprint, Deutsche Telekom AG and France Telecom, called Global One, the recently announced merger of WorldCom and MCI, and other strategic alliances could increase competitive pressures upon ACC. The recent merger between Nynex Corp. and Bell Atlantic is likely to strengthen the financial resources of the new, combined company, and its integrated networks may enhance its ability to offer long distance services in the combined NYNEX/Bell Atlantic region.

     In addition to these competitive factors, recent and pending deregulation in each of ACC's markets may encourage new entrants. For example, as a result of the 1996 Act, RBOCs are allowed to enter the long distance market immediately in "out of region" states, and in the states where the RBOC is an incumbent LEC upon a showing that certain conditions related to competition have been met. AT&T, MCI and other long distance carriers, utilities and cable television companies are allowed to enter the local telecommunications market. In addition, the FCC has, on several occasions since 1984, approved or required price reductions by AT&T and, in 1995 and 1996, the FCC reclassified AT&T as a "non-dominant" carrier for domestic and international long distance services, which substantially reduces the regulatory constraints on AT&T. In the recently-completed World Trade Organization talks, the U.S. committed to allowing foreign carriers heretofore prohibited from competing in U.S. markets, to enter the U.S. local, long distance, and international markets, and the FCC has amended its rules, effective February 1998, to implement these commitments, allowing virtually open entry to the U.S. market by all entities from WTO member countries. The WTO accord will likely increase the level of competition in the U.S. local, long distance, and international markets. ACC believes that the principal competitive factors affecting its market share in the U.S. are pricing, customer service and variety of services. By offering high quality telecommunications services at competitive prices and by offering a portfolio of value-added services including customized billing packages, call management and call reporting services, together with personalized customer service and support, ACC believes that it competes effectively with other local and long distance telephone carriers and resellers in its service areas. ACC's ability to continue to compete effectively will depend on its continued ability to maintain high quality, market-driven services at prices generally below those charged by its competitors.

     Canada. In Canada, ACC competes with facilities-based carriers, other resellers and rebillers. ACC's principal transmission facilities-based competitors are the Stentor group of companies, in particular, Bell Canada, the dominant suppliers of long distance services in Canada, AT&T Canada, which provides certain facilities-based and long distance services to business and residential customers, and Sprint Canada and fONOROLA Inc., which provide certain transmission facilities-based services and also act as reseller of telecommunications services. ACC also competes against London Telecom, a reseller of telecommunications services. ACC believes that, for some of its customers and potential customers, it has a competitive advantage over other Canadian resellers as a result of its operations in the U.S. and the U.K. In particular, the trans-Atlantic link that it established in June 1993 between the U.K. and Canada allows ACC Canada to sell traffic to the U.K. with a significantly lower cost structure than many other resellers.

     United Kingdom. ACC U.K. currently holds a National PTO License and an International Facilities License and competes with facilities-based carriers and other resellers. ACC's principal competitors in the U.K. are British Telecom, the dominant supplier of telecommunications services in the U.K., and CWC. ACC also faces competition from other operators such as Energis and WorldCom, and from resellers including Esprit and Sprint. ACC believes the services of ACC U.K. are competitive, in terms of price and quality, with the service offerings of its U.K. competitors primarily because of its advanced network-related hardware and software systems and the network configuration and traffic management expertise employed by it in the U.K.

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

     Telecommunications Act of 1996 and the FCC's Interconnection Orders. The 1996 Act is intended to introduce increased competition in U.S. telecommunications markets. It opens the local services market by requiring incumbent LECs to permit interconnection to their networks and by establishing incumbent LEC obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-of-way, mutual compensation and other matters. In addition, the 1996 Act codifies the local exchange carriers' equal access and nondiscrimination obligations and preempts state regulation that prohibits or may have the effect of prohibiting the ability of any entity to provide any intra- or interstate telecommunications service. The legislation also contains special provisions that eliminate the AT&T Divestiture Decree (the "AT&T Divestiture Decree") (and similar antitrust restrictions on the GTE Operating Companies) which restricts the RBOCs from providing long distances services. These new provisions permit an RBOC to enter the "out-of-region" long distance market immediately and the "in-region" long distance market if it satisfies several procedural and substantive requirements, including showing that facilities-based competition is present in its market and that it has entered into interconnection agreements which satisfy a 14-point "checklist" of competitive requirements. The Company is likely to face significant additional competition from several companies, including from NYNEX/Bell Atlantic, the RBOC in the Company's Northeastern U.S. service area, which may be among the first RBOCs permitted to offer in-region long distance services. The NYSPSC is currently reviewing an application by NYNEX/Bell Atlantic for such in-region service. The 1996 Act provides for certain safeguards to protect against anticompetitive abuse by the RBOCS, but whether these safeguards will provide adequate protection to alternative carriers, such as the Company, and the impact of anticompetitive conduct if such conduct occurs, is unknown.

     As required by the 1996 Act, in August 1996 the FCC adopted new rules implementing certain provisions of the 1996 Act (the "Interconnection Orders"). These rules are designed to implement the pro-competitive , deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic and operational impediments to competition for facilities-based and resold local services, including switched local exchange service. Although setting minimum, uniform, national rules, the Interconnection Orders also rely heavily on states to apply these rules and to exercise their own discretion in implementing a pro-competitive regime in their local telephone markets.

     Among other things, the Interconnection Orders establish rules requiring incumbent LECs to interconnect with new entrants such as the Company at specified network points; require incumbent LECs to provide carriers nondiscriminatory access to network elements on an unbundled basis at any technically feasible point at rates that are just, reasonable and nondiscriminatory; establish rules requiring incumbent LECs to allow interconnection via physical virtual collocation; require the states to set prices for interconnection, unbundled elements, and termination of local calls that are nondiscriminatory and cost-based; require incumbent LECs to offer for resale any telecommunication service that the carrier provides at retail to end users at prices to be established by the states but which generally are at retail prices minus reasonably avoided costs; and require LECs and utilities to provide new entrants with nondiscriminatory access to poles, ducts, conduit and rights of way owned or controlled by LECs or utilities. Exemptions from some of these rules are available to LECs which qualify as rural LECs under the 1996 Act. The Interconnection Orders also require that intra-LATA presubscription (pursuant to which LEC's must allow customers to choose different carriers from intra-LATA toll service without having to dial extra digits) be implemented no later than February 1999; that incumbent LECs provide new entrants with nondiscriminatory access to directory assistance services, directory listings, telephone numbers, and operator services; and that incumbent LECs comply with certain network disclosure rules designed to ensure interoperability of multiple local switched networks.

     Petitions seeking reconsideration of one or more aspects of the Interconnection Orders have been filed with the FCC and are pending. Also, the Interconnection Orders have been appealed to various circuits of the U.S. Court of Appeals which appeals were consolidated into proceedings before the U.S. Eighth Circuit Court of Appeals. Certain of the rules adopted in the Interconnection Orders, including rules that concern the pricing of interconnection, have been vacated by the Court. Both the FCC and various competitive carriers have petitioned the U.S. Supreme Court to review the Eighth Circuit's rulings on the Interconnection Orders.

     The 1996 Act both provided the FCC with deregulatory authority and required the FCC to adopt rules to implement specific provisions of the 1996 Act. Specifically, the FCC was provided authority to forebear from regulating, in whole or in part, carriers where the FCC determines to that such forbearance is consistent with the public interest. The FCC has engaged in a number of additional rulemakings designed to transition to the increasingly deregulated local and long distance markets. Two of the most prominent proceedings involved universal service and access charge reform. Others are anticipated. There can be no assurance as to how the 1996 Act, the Interconnection Orders or other FCC and PSC rulemakings will be implemented or enforced or as to what effect they will have on competition within the telecommunications industry generally or on the competitive position of the Company.

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

     Until October 1995, AT&T was classified as a dominant carrier but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate and interexchange market. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated, which could result in increased prices for services the Company purchases from AT&T and more competitive retail prices offered by AT&T to customers. However, to date, the Company has not found rate changes attributable to the price cap regulation of AT&T and the local exchange carriers to have substantially adversely affected its business. In 1996, AT&T was re-classified as a non-dominant carrier to international services.

     Carriers such as the Company have traditionally been required to file tariffs with the FCC containing the rates, terms and conditions of interstate service. However, the FCC recently ordered that following a transition period, scheduled to have concluded in November 1997, non-dominant carrier will no longer be able to file tariffs with the FCC concerning their long distance services. Such carriers will, however, be required to maintain at their offices, and to provide to customers or regulators upon request, information concerning their long distance services. The FCC order eliminating tariffs has been appealed to the U.S. Court of Appeals for the District of Columbia. That appeal is pending. A motion requesting stay of the FCC's detariffing order has been filed with the Court. It argued that tariffing establishes a legal binding relationship between carriers and customers, and that detariffing eliminates certainty with regard to those legal relationships. It also argued that detariffing imposes costs upon carriers because carriers will need to enter into alternative forms of legally binding relationships with customers. That motion was granted in February 1997. Therefore, carriers such as the Company must continue to tariff interstate services until the appeal is concluded or the stay is lifted. There can be no assurance of whether the appeal will be successful, or if successful, what effect it may have on the Company. However if detariffing ultimately takes effect, the Company, like other long distance companies, would likely incur some additional costs in establishing legally binding relationships with customers.

     In contrast to these recent developments affecting domestic long distance service, the Company's U.S. subsidiaries have long been subject to certification and tariff filing requirements for all international operations. The Company's U.S. subsidiaries' international rates are not subject to either rate-of-return or price cap regulation. The Company must seek separate certification authority from the FCC to provide private line or switched services or to resell private line services between the U.S. and any foreign country. The Company's ACC Global Corp. subsidiary has received authority from the FCC to resell private lines for switched services between the U.S. and Canada, and was the first entity to file to obtain such authority between the U.S. and the United Kingdom, which it received in September 1994. The Company has sought authority to resell private lines on a switched service basis between the U.S. and other countries. Under recently adopted FCC policies and under proposals to implement the WTO agreement, it is expected to become easier, from a regulatory perspective, to obtain such authority for additional markets. The Company is also authorized to acquire interests in international facilities, enabling its recent acquisition of IRUs.

     Among domestic local carriers, only the incumbent local exchange carriers are currently classified as dominant carriers. Thus, the FCC regulates many of the local exchange carriers' rates, charges and services to a greater degree than the Company's, although FCC regulation of the local exchange carriers is expected to decrease over time, particularly in light of recent U.S. legislation.

     The 1996 Act mandated several important federal regulatory developments. The first concerns universal services. On May 8, 1997, the FCC issued an order to implement the provisions of the 1996 Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order affirmed the policy principles for universal telephone services set forth in the Telecommunications Act, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and non-discriminatory contributions, specific and predictable support mechanisms, and access to advanced telecommunications services for schools, health care providers and libraries. The Universal Service Order added "competitive neutrality" to the 1996 Act's universal service principles by provided that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider over another, nor unfairly favor or disfavor one technology over another. The Universal Service Order also requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. However, because the contribution factors are likely to vary quarterly, the annualized impact on ACC cannot be estimated at this time.

     An issue that may affect the Company is access charge reform. Access charges are charges imposed by the LECs on long distance providers for access to the local exchange network, and were designed to compensate the LEC for its investment in the local network. In addition to economic considerations, when adopted in 1984 at the time AT&T was divested from the RBOCs, access charge rates reflected public policy considerations related to universal service and the desirability of low local rates. Interstate access charges are regulated by the FCC and intrastate access charges are regulated by the state public service commissions. Pursuant to the 1996 Act, on May 16, 1997, the FCC issued an order to implement certain reforms to its access charge rules (the "Access Charge Reform Order"). The Access Charge Reform Order will require incumbent LECs to substantially decrease over time the prices they charge for switched access, and change how access charges are calculated. These changes are intended to reduce access charges paid by interexchange carriers to LECs and shift usage-based charges to flat-rated, monthly per-line charges. To the extent that these rules being to reduce charges to reflect the forward-looking cost of providing access, the Company's competitive advantage in provided customers with access services might decrease. In addition, the FCC has determined that it will give incumbent LECs pricing flexibility with respect to access charges. To the extent such pricing flexibility is granted before substantial facilities-based competition develops, such flexibility could be misused to the detriment of new entrants, including the Company. Until the FCC adopts and releases rules detailing the extent and timing of such pricing flexibility, the impact of these rules on the company cannot be determined. In its order, the FCC abolished the unitary rate structure option for tandem-switched transport. This may have an adverse effect on smaller interexchange carriers such as the Company because it may increase the costs of transport which smaller interexchange carriers must purchase from LECs to reach end user customers on the local exchange network.

     Both the Universal Service and Access Charge Reform Orders are subject to petitions seeking reconsideration by the FCC and direct appeals to U.S. Court of Appeals. Until the time when any such petitions or appeals are decided, there can be no assurance as to how the Universal Service and/or Access Charge Reform Orders will be implemented or enforced, or what effect the orders will have on competition within the telecommunications industry, generally, or on the competitive position of the Company, specifically.

     There can be no assurances as to how the 1996 Act will be implemented or enforced or to what affect it or implementing regulations will have on competition within the telecommunications industry generally or on the competitive position of the Company.

     In addition to its status as an access customer, the Company is now an access provider in connection with its provision of local telephone service in upstate New York and Massachusetts. Under the 1996 Act, as a local exchange carrier, the Company is subject to many of the same obligations to which other local exchange carriers, including the RBOCs, are subject in their provision of local exchange services, such as resale, dialing parity and reciprocal compensation.

     State. The Company's intrastate long distance operations are subject to various state laws and regulations including, in most jurisdictions, certification and tariff filing requirements. The Company provides long distance service in all or some portion of 40 states and has received the necessary certificate and tariff approvals to provide intrastate long distance service in 48 states. All states today allow some form of intrastate telecommunications competition. However, some states restrict or condition the offering of intrastate/intra-LATA long distance services by the company and other interexchange carriers. In the majority of those states that do permit interexchange carriers to offer intra-LATA services, customers desiring to access those services are generally required to dial special access codes, which puts the company at a disadvantage relative to the local exchange carrier's intrastate long distance service, which generally requires no such access code dialing. Increasingly, states are reexamining this policy and some states, such as

New York, have ordered that this disadvantage be removed. The 1996 Act requires the incumbent local exchange carriers to adopt "intra-LATA equal access" as a precondition of the local exchange carriers' entering into the inter-LATA long distance business. The 1996 Act precludes states which have not already ordered intra-LATA equal access from mandating such equal access until the earlier of either (i) the date the incumbent local exchange carrier receives in-region inter-LATA authority in that state, or (ii) February of 1999. Because the timing of incumbent local exchange carrier entry into the long distance business, or actions by state authorities which had not already ordered intra-LATA equal access, cannot be determined with certainty, it is not possible to predict when intra-LATA equal access will be available in each State.

     With regard to New York, the Company's largest U.S. market, intra-LATA equal access is currently being implemented for over 90% of its New York State subscribers. Implementation in other states may take longer. Relevant state public service commissions ("PSCs") also regulate access charges and other pricing for telecommunications services within each state. The New York State PSC ("NYPSC") has recently initiated a proceeding, to examine intrastate access charges. The RBOCs and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility. This could adversely affect the Company in several ways. The regulated prices for intrastate access charges that the Company must pay could increase both relative to the charges paid by the largest interexchange carriers, such as AT&T, and in absolute terms as well. Additionally, the Company could face increased price competition from the RBOCs and other local exchange carriers for intra-LATA long distance services, which may also be increased by the removal of former restrictions on long distance service offerings by the RBOCs as a result of recently enacted legislation.

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

     On March 17, 1998, staff of the NYPSC released a draft pre-filing agreement it was considering entering into with New York Telephone. That agreement would set forth certain commitments by New York Telephone relating to opening its local market to competition and complying with the FCC's competitive checklist, in return for which the NYPSC would endorse New York Telephone's FCC petition to enter the inter-LATA toll market. If the agreement is finalized, it would likely expedite New York Telephone's long distance entry, and could significantly impact the Company's competitive standing in the long distance market.

     In a manner similar to the FCC, the NYPSC has adopted revised rules governing the manner in which intrastate local transport elements of access charges are to be priced. These revisions accompanied its decision ordering, local exchange carriers to permit "collocation" for intrastate special access and switched access transport services. In general, where CAPs have established interconnections at the switches of individual local exchange carriers, the local exchange carriers will be given expanded authority to enter into individually negotiated contracts with interexchange carriers for transport service. At the same time, the access charges to other interexchange carriers located at the same switching facilities generally will be lowered. If insufficient competition is present at that switching facility, the preexisting intrastate "equal price per unit of traffic" rule will remain in effect. While the presence of switch interconnections may actually lower the price the Company may pay for local transport services, the ability of carriers that handle large traffic volumes, such as AT&T, to negotiate flat rate direct transport charges may result in the Company's paying more per unit of traffic than its competitors for local transport service.

     The NYPSC is currently reviewing the further restructuring of intra-State access charges, and is considering whether to restructure State access charges so that they mirror all of the rate elements set forth in recently revised federal access charge structures. This includes possible removal of any remaining "equal price per unit of traffic" applications, and the establishment of an intrastate Primary Interexchange Carrier Charge ("PICC"), which would shift certain usage sensitive access charges to a flat rate fee applicable to carriers based upon their numbers of presubscribed intra-LATA and inter-LATA customers. Establishment of such an intrastate PICC could have adverse effects on carriers which serve low volume customers and customers located in rural or remote areas. The NYPSC is also reviewing proposals to modify the mileage formula utilized to calculate transport charges for carriers, such as the Company, which use common transport rather than direct trucking transport. It is not possible to determine the impact, if any, which such changes would have on the Company's intra-state access costs.

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

     The Company's ability to offer competing local services profitably will depend on a number of factors. For the Company to compete effectively against New York Telephone, Frontier Corp. and other local exchange carriers in the Company's upstate New York service areas, it must be able to interconnect with the network of local exchange carriers in the markets in which it plans to offer local services, obtain direct telephone number assignments and, in most cases, negotiate with those local exchange carriers for certain services such as leased lines, directory assistance and operator services on commercially acceptable terms. The order issued in the New York Telephone Performance Regulation Plan (described above) established prices for interconnection and required New York Telephone to tariff this service, making it generally available to all competitors, including the Company. The actual monies paid by the Company to New York Telephone for terminating the Company's traffic, and the monies received by the Company from New York Telephone for terminating New York Telephone traffic, are subject to NYPSC regulation and will depend upon the Company's compliance with certain service obligations imposed by the NYPSC, including the obligation to serve residential customers. The rates will also affect the Company's competitive position in the intra-LATA toll market relative to the local exchange carrier and major interexchange carriers such as AT&T and MCI, which may offer intra-LATA toll services. The NYPSC has also issued orders assuring local telephone service competitors access to number resources, listing in the local exchange carrier's directory and the right to reciprocal intercarrier compensation arrangements with the local exchange carriers, and also establishing interim rules under which competitive providers of local telephone service are entitled to comparable access to and inclusion in local telephone routing guides and access to the customer information of other carriers necessary for billing or other services. The Company has obtained number assignments in several New York markets.

     Many competitive local exchange companies, including the Company, receive significant revenues from incumbent local exchange carriers (such as New York Telephone) through the reciprocal compensation mechanism for terminating traffic which the Company delivers to Internet providers. In early 1997, New York Telephone announced it would refuse to pay such terminating compensation for Internet traffic, and the Company, as well as other competing local exchange carriers, have filed complaints with the NYPSC. The NYPSC is now reviewing whether Internet traffic should be treated as "local" traffic for purposes of reciprocal compensation. A petition has also been filed at the FCC for a declaration that Internet traffic is to be considered "local" traffic for reciprocal compensation purposes. If either the FCC or the NYPSC issues an adverse ruling, and determines that Internet traffic delivered to the Company for termination will not be eligible for reciprocal compensation, there could be a significant impact upon the Company's local service revenues.

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

     Under the 1996 Act, incumbent local exchange companies such as New York Telephone and Frontier must allow the resale of both bundled local exchange services (known as "loops") as well as unbundled local exchange "elements" (known as "links" and "ports"). The Company generally intends to provide local service through the resale of unbundled links rather than through the sale of bundled loops.

     On April 1, 1997, the NYPSC adopted permanent rates for unbundled links and certain other unbundled network elements for New York Telephone. The monthly rate for unbundled links in designated areas of dense traffic (accounting for approximately 70% of all loops in the state) is $12.49, plus a recurring $1.90 connection charge. The monthly rate in other areas of the state is $19.24, plus a $1.90 recurring connection charge. Permanent unbundled link and unbundled network element rates have not yet been established for Frontier Corp. The permanent New York Telephone link rate is lower than the temporary rates for New York Telephone's unbundled links; it is greater than the $10.10 rate for the comparable service New York Telephone offers to its own residential customers, but below the rate of approximately $22 for the comparable service New York Telephone offers to its business customers. However, in order to utilize unbundled links, the Company must arrange for collocation in New York Telephone's central offices, which adds significant costs. As a result, the Company's marketing efforts are primarily directed toward business customers (and certain concentrated residential customers) which can be served through the Company's own facilities, rather than through use of unbundled links obtained from New York Telephone or Frontier Corp.

     One of the unbundled elements required to be provided by incumbent local exchange carriers under the 1996 Act is access to the carrier's Operational Support systems ("OSS"), which are electronic systems used by competing carriers, such as the Company, to order services, including unbundled network elements and resold services, from the incumbent local exchange company. Rates for use of such OSS are established by the PSCs. The NYPSC has been reviewing charges proposed by New York Telephone of approximately $2,500 per month for the right to order resold services, and approximately $5,000 per month for the right to order unbundled network elements, including unbundled links. A carrier which orders both unbundled network elements and resold services would pay approximately $7,500 per month. In addition to those monthly service charges, an ordering carrier would pay approximately $1 for each preordering, ordering and maintenance transaction. The NYPSC has issued an interim decision denying New York Telephone the ability to apply the monthly recurring charges, subject to New York Telephone's ability to further substantiate its entitlement to such charges. The final outcome of that proceeding, and the level of OSS charges which the Company will have to pay to order resold services and unbundled network elements from New York Telephone, is not known. The establishment of excessive OSS charges could have a significant effect on the Company's ability to order services and compete in the local exchange market.

     Local Telephone Service in Massachusetts. The Massachusetts Department of Public Utilities ("DPU") requires LECs to file a Statement of Business Operations and a tariff before providing intrastate telecommunications service, including local exchange service in Massachusetts. The Company has filed its Statement and tariff and has received DPU approval of its interconnection agreement with NYNEX/Bell Atlantic.

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

     Canada

     Long Distance Telephone Services. Long distance telecommunications services in Canada generally are subject to regulation by the CRTC. As a result of significant regulatory changes during the past several years, the historical monopolies for long distance service granted to regional telephone companies in Canada have been terminated. This has resulted in a significant increase in competition in the Canadian long distance telecommunications industry. Competition is also emerging in many other segments of the market. However, despite the very impressive competitive in-roads that have been made in the long distance market, the Stentor companies continue to have the vast share of the local and calling card markets. In addition to the proceedings referred to below, the CRTC continues to take steps toward increased competition, including proceedings relating to the convergence between telecommunications and broadcasting.

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

     In a decision released in May 1997, the CRTC removed restrictions on international simple resale by Canadian domestic transmission facilities-based carriers. Prior to this decision, only non-facilities based carriers such as ACC Canada were permitted to engage in international simple resale. The decision also re-emphasized the restriction on "switched hubbing" (i.e. routing Canada overseas traffic to or from a destination country over resold international private lines supplied by Teleglobe between Canada and an intermediary country), unless agreed to by all countries or operating authorities involved, including Teleglobe. After subsequent proceedings in the courts and the CRTC to vary or reverse these rulings, the CRTC determined in December 1997 to permit switched hubbing.

     In February 1996, the CRTC introduced a regime of price regulation for Teleglobe Canada's services to be in effect from April 1996 to December 1999, barring any exceptional changes to Teleglobe Canada's operating environment. Under this regime, Teleglobe Canada must reduce prices on an annual basis for its telephone and Globeaccess VPN Services, and must adhere to a price ceiling for most of its regulated non-telephone services. These rate reductions will have the effect of reducing the price the Company can charge its customers. In February 1997, the Canadian government committed under the WTO negotiations to terminate Teleglobe Canada's status as the monopoly transmission facilities-based provider of Canada-overseas telecommunications services by October 1, 1998. The Canadian House of Commons has passed legislation to implement this change in Teleglobe's status, to put in place a licensing regime for telecommunications service providers providing international telecommunications services within a class or classes specified by the CRTC, and to administer numbering resources in Canada. In October 1997 the CRTC issued a public notice asking for comments on, among other things, the licensing and regulatory regime which should be used for Teleglobe and other international telecommunications services providers after October 1, 1998. The CRTC suggested that international services provided by resellers might be within such a regime.

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

     The CRTC required telephone company competitors to assume certain financial obligations, including the payment of "contribution charges" designed to ensure that each long distance carrier bears a fair proportion of the subsidy that long distance services have traditionally contributed to the provision of local telephone service. These charges are levied on resellers based on leased access lines. The charges vary for each telephone company based on that company's estimated loss on local services. Contribution charges were subject to a discount which was initially 25%, and which declines over time to zero in 1998. Resellers whose access lines were connected only to end offices on a non-equal access basis initially paid contribution charges of 65% of the equal access contribution rates, rising over a five-year period to an 85% rate thereafter. The CRTC also established a mechanism under which contribution rates will be re-examined on a yearly basis.

     Transmission facilities-based competitors and resellers that obtained equal ease of access also assumed approximately 30% of the estimated Cdn. $240 million cost required to modify the telephone companies' networks to accommodate interconnection with competitors as well as a portion of the ongoing costs of the telephone companies to provide such interconnection. Initial modification charges are spread over a period of 10 years. These charges and costs are payable on the basis of a specified charge per minute. In April 1997 the CRTC issued a decision unbundling these charges and costs. Previously, long distance carriers paid the telephone companies a flat rate of $0.011 per minute. Effective July 1, 1997, a separate rate of $0.007 per minute is payable for local end office connections, and between $0.004 and $0.007 per minute for toll or access tandem connections. In June 1997 AT&T Canada asked the CRTC to reconsider and vary the flat $0.007 per minute rate for local end office connections.

     As contemplated in the CRTC's June 1992 decision, initial implementation of single carrier 800 number portability occurred in Canada in January 1994 and 800 number multi-carrier selection capability was subsequently approved on an interim basis.

     In September 1994, the CRTC established substantial changes to Canadian telecommunications regulation, including: (i) initiation of a program of rate rebalancing, which would entail three annual increases of Cdn. $2 per month in rates for local service, with corresponding decreases in rates for basic toll service, and an indication from the CRTC that there would be no price changes which would result in an overall pace increase for North American basic toll schedules combined; (ii) the telephone companies' monopoly local and access services, including charges for bottleneck services (i.e., essential services which competitors are required to obtain from Stentor members) provided to competitors (the Utility segment), would remain in the regulated rate base, and the CRTC would replace earnings regulation for the Utility segment with price caps effective January 1, 1998; (iii) other services (the Competitive segment) would not be subject to earnings regulation after January 1, 1995, after which a Carrier Access Tariff would become effective, which would include charges for contribution, start-up cost recovery and bottleneck services and would be applicable to the telephone companies' and competitors' traffic based on a per minute calculation, rather than the per trunk basis previously used to calculate contribution charges; (iv) while the CRTC considered it premature to forbear from regulating interexchange services, it considered that the framework set forth in the decision may allow forbearance in the future (such forbearance has subsequently occurred in the case of certain non-dominant transmission facilities-based carriers and certain telephone company services); (v) the CRTC concluded that barriers to entry should be reduced for the local service market, including basic local telephone service and switched network alternatives, and subsequently conducted proceedings to implement unbundled tariffs, co-location of facilities and local number portability; and (vi) the intention to consider applying contribution charges to other services using switched access, not only to long distance voice services.

     Changes to these matters that were announced in October 1995 were the following: (i) rate rebalancing, with Cdn. $2 per month local rate increases commencing in each of January 1996 and January 1997 and another unspecified increase in 1998 (the contribution component of the Carrier Access Tariff was reduced correspondingly, but a corresponding reduction of basic North American long distance rates ordered by the CRTC was reversed by the Federal Cabinet in December 1995); (ii) reductions in contribution charges effective January 1, 1995; (iii) changes to the costing methodology of the telephone companies including (a) the establishment of strict rules governing telephone company investments in competitive services involving broadband technology, (b) the requirement that the Competitive segment pay its fair share of joint costs incurred by both the Utility and Competitive segments, and (c) a directive specifying that revenues for many unbundled items must be allocated to the Utility segment thereby reducing the local shortfall and therefore contribution charges; (iv) directory operations of the telephone companies will continue to remain integral to the Utility segment, meaning that revenues from directory operations will continue to be assigned to the Utility segment to help reduce the local shortfall and therefore contribution payments; and (v) Stentor's request to increase the allowed rate of return of the Utility segment was denied and the CRTC restated its intention to retain the fifty basis point downward adjustment to the total company rate of return used to derive the Utility segment rates of return for the telephone companies.

     In December 1995, the CRTC announced that the per trunk basis for calculating contribution charges would be replaced by a per minute basis for calculating contribution charges starting June 1, 1996. The off-peak contribution rate is one-half the peak rate, with the peak rate applicable between 8 a.m. and 5 p.m., Monday through Friday.

     In October 1996 the CRTC ended the Stentor monopoly over access to swipe readers found on the latest generation of pay telephones and ordered the telephone companies to file a tariff that would provide competitors with swipe access. The CRTC agreed that lack of swipe access for their calling cards is a major disadvantage for the Company and other competitors. The new swipe access tariff was approved on an interim basis in May, 1997.

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

     The CRTC began a public proceeding in 1996 to examine and establish the preconditions for deregulation of the Stentor companies' long distance services. The Company and the other members of the Competitive Telecommunications Alliance have proposed a timetable for deregulating the long distance market. In December 1997, the CRTC released a decision under which it will forbear from regulation of Stentor toll and toll-free services. Among other things, the Stentor companies will no longer be required to file tariffs for these services or demonstrate that the rates for them are just and reasonable, and these services will no longer be required to meet an imputation test (which prevented pricing below cost). However, the CRTC will continue to apply a cap on overall North American basic toll rates charged by the Stentor companies, and will continue to exercise a number of its powers with respect to the prohibitions on unjust discrimination and undue preference in respect of these services. The CRTC also released a decision under which it will forbear from regulation of certain Stentor high capacity interexchange private line services on specified high traffic routes. Among other things, the Stentor companies will no longer be required to file tariffs for these services or demonstrate that the rates for them are just and reasonable, there will no longer be a prohibition on unjust discrimination and undue preference in respect of these services, and these services will no longer be required to meet an imputation test.

     In June 1997 Stentor applied to the CRTC for: (i) the elimination of contribution on international circuits, with offsetting adjustments to domestic contribution rates; or (ii) the implementation of a per-minute contribution mechanism applicable to international long distance minutes, rather than the per-circuit mechanism still used for international circuits.

     The Company cannot predict the timing or the outcome of any of the pending and ongoing proceedings described above, or the impact they may have on the competitive position of ACC Canada.

     Local Telephone Services. On May 1, 1997 the CRTC released a number of decisions which opened the Canadian local telecommunications market to competition. The decisions apply in the territories of the Stentor telephone companies, except SaskTel in Saskatchewan (which has subsequently announced plans to open local telephone service in the province to competition). The decision enables the systems operated by competitive local exchange carriers ("CLECs") to be interconnected with the systems operated by incumbent local exchange carriers ("ILECs"). CLECs will not merely be customers of ILECs, but will be carriers equal in status to ILECs in the local exchange market.

     CLECs are not required to provide universal service in their serving areas, or to file tariffs for services provided to their customers. However, the CRTC imposed certain consumer protection and regulatory obligations on CLECs. Also, CLECs must file tariffs to provide equal access to all inter-exchange ("IX") service providers and wireless service providers. Such access must be on terms and conditions equivalent to those contained in ILECs' tariffs, unless the CLEC can justify any departure. ILECs cannot refuse to connect their IX networks with a CLEC's network.

     CLECs will have access to the following services of the ILECs found to be essential by the CRTC: central office codes; subscriber listings; and local loops situated in small urban and rural areas. These facilities are subject to mandatory unbundling and mandated pricing. A number of other items, while not found to be essential, were directed by the CRTC to be unbundled for a period of five years, during which period those items are also to be provided to competitors at mandated prices.

     The May 1 decisions replaced the historical rate base rate of return regulation of ILECs with price cap regulation for an initial period of four years. In order to prevent ILECs from engaging in anti-competitive pricing, ILECs will be required to demonstrate that services provided to their customers are not priced below cost.

     Contribution currently paid by IX carriers to ILECs will continue to be collected, but will be treated as a "portable contribution", i.e. such amounts will be pooled and distributed to ILECs and CLECs based on the number of residential lines served by the respective local exchange carriers in each rate band and the subsidy requirement associated with the rate band. Contrary to the submissions of some parties, no explicit contribution will be payable from local business exchange services or directory revenues.

     Prior to these decisions, competitors could resell Centrex and other bulk services, as well as individual business lines. Resale of residential lines was not allowed. The decisions now allow competitors to resell all bundled local services (including residential lines), and those services which are unbundled pursuant to the decisions. However, contrary to the submissions of some resellers, the CRTC did not order the ILECs to provide their services to resellers at wholesale prices. Therefore, the scope for non-facilities-based local competition is significantly restricted.

     The ILECs will be permitted to raise basic residential local monthly rates effective January 1, 1998. Toll contribution will be frozen for the price cap period at the January 1, 1998 levels. These contribution levels will be reduced to levels which take into account the effect of the basic residential local rate increase. The CRTC also expanded somewhat the scope of contribution paying services. While reduced interim contribution rates have been approved for 1997 and the price cap period, final contribution rates for 1997 and for the price cap period have not yet been determined. On September 8, 1997, AT&T Canada asked the CRTC to allow for the adjustment of the contribution charge payable by IX carriers on a quarterly basis during the initial price cap term to account for the growth in toll minutes.

     A subsequent decision of the CRTC in June 1997 allowed transmission facilities-based local and long distance carriers (but not resellers such as ACC Canada) to "co-locate" their equipment in the central offices of ILECs on terms and conditions contained in tariffs or intercarrier agreements.

     A number of issues relating to local competition remain to be resolved, including the determination of final rates, finalization of arrangements regarding local number portability, and certain other interconnection arrangements.

     Under the local competition decisions, only transmission facilities-based carriers (which are required, among other things, to meet Canadian ownership requirements) may become CLECs. In September 1997 ACC Canada asked the CRTC to remove this requirement and to establish entry procedures and regulatory obligations for telecommunications service providers that are not facilities-based carriers but that wish to become CLECs.

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

     United Kingdom

     Until 1981, British Telecom was the sole provider of public telecommunications services throughout the U.K. This monopoly ended when, in 1981, the British government granted Mercury Communications Ltd. (now known as "CWC") a license to run its own telecommunications system under the British Telecommunications Act 1981. Both British Telecom and CWC are licensed under the subsequent Telecommunications Act 1984 to run transmission facilities-based telecommunications systems and provide telecommunications services.

     In 1991, the British government established a "multi-operator" policy to replace the duopoly that had existed between British Telecom and CWC. Under the multi-operator policy, the U.K Department of Trade and Industry (the "DTI") will recommend the grant of a license to operate a telecommunications network to any applicant that the DTI believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators and international simple resellers operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the Telecommunications Act 1984. Any telecommunications system with compatible equipment that is authorized to be run under an individual license granted under this Act is permitted to interconnect to British Telecom's network. Under the terms of British Telecom's license, it is required to allow any such licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment).

     Oftel has imposed further mandatory price reductions on British Telecom from August 1997 which, although more limited in scope than those previously set, may have, the effect of reducing the prices the Company can charge its customers in order to remain competitive. Oftel is introducing a new access charge control regime, which is expected to become effective in August 1997. Under the new regime, British Telecom will have flexibility in setting access charges, subject to certain safeguards. Oftel will set the starting charges (which will be based on historical incremental costs) and the rates charged by British Telecom to other carriers will be subject to certain price ceilings established by Oftel for competitive and non-competitive services.

Germany

  The German telecommunications market began deregulating in January 1998, as a result of the European Union ("EU") mandate to open telecommunications markets to competition. Most significantly, the German market opened for interconnection in January 1998. ACC has established a subsidiary in Germany and signed a resale agreement with Deutsche Telekom ("DT") on May 20, 1997. Further, ACC received a Class 4 full voice telephony license from the German Ministry of Post and Telecommunications which was effective January 1, 1998. This license is a requirement for ACC to become a switch-based provider of telecommunications services in Germany. In October 1997, ACC signed a network interconnect agreement with DT, which permits utilization of DT's network to link ACC with its customers. With this agreement in place, ACC has installed a switch which it plans to have in service during the first quarter of 1998. ACC achieved a small amount of revenue in the fourth quarter of 1997 as a switchless reseller, and anticipates potentially more substantial revenue growth as a switch-based reseller when the market is fully deregulated. Through December 31, 1997, the German Ministry of Post and Telecommunications was responsible for acting as the regulatory authority for telecommunications in Germany. After January 1, 1998, a new body called the Regulatory Authority for Telecommunications and Post (the "Reg TP") assumed responsibility for telecommunications-related regulatory activities. Among other powers, the Reg TP will grant licenses, decide disputes over special network access and interconnection, approve telecommunication rates, discharge numbering functions, promote and safeguard competition, oversee compliance with the German Telecommunications Act, oversee compliance with the conditions imposed on licensees and prohibit providers of telecommunications services without valid licenses from performing such activities.


ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES

     As ACC expands its service offerings, geographic focus and its network, ACC anticipates that it will seek to acquire assets and businesses of, make investments in or enter into strategic alliances with, companies providing services complementary to ACC's existing business. ACC believes that, as the global telecommunications marketplace becomes increasingly competitive, expands and matures, such transactions will be important in maintaining a competitive position in the industry.

     ACC's ability to effect acquisitions and strategic alliances and make investments may be dependent upon its ability to obtain additional financing and, to the extent applicable, consents from the holders of debt and preferred stock of ACC. If ACC were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of ACC's available cash could be used to consummate the acquisitions or investments. If ACC were to consummate one or more significant strategic alliances, acquisitions or investments in which the consideration consists of stock, shareholders of ACC could suffer a significant dilution of their interests in ACC.

     Many business acquisitions must be accounted for as purchases. Most of the businesses that might become attractive acquisition candidates for ACC are likely to have significant goodwill and intangible assets, and the acquisitions of these businesses, if accounted for as a purchase, would typically result in substantial amortization charges to ACC. In the event ACC consummates additional acquisitions in the future that must be accounted for as purchases, such acquisitions would likely increase ACC's amortization expenses. In connection with acquisitions, investments or strategic alliances, ACC could incur substantial expenses, including the fees of financial advisors, attorneys and accountants, the expenses of integrating the business of the acquired company or the strategic alliance with ACC's business and any expenses associated with registering shares of ACC's capital stock, if such shares are issued. The financial impact of such acquisitions, investments or strategic alliances could have a material adverse effect on ACC's business, financial condition and results of operations and could cause substantial fluctuations in ACC's quarterly and yearly operating results.

     The Merger Agreement contains restrictions on the conduct of ACC's business prior to the consummation of the Merger which are likely to affect ACC's pursuit of its strategies.

EMPLOYEES

     As of December 31, 1997, ACC had 1,268 full-time employees worldwide. Of this total, 384 employees were in the U.S., 482 were in Canada, 369 were in the U.K. and 33 were in Germany. ACC has never experienced a work stoppage and its employees are not represented by a labor union or covered by a collective bargaining agreement. ACC considers its employee relations to be good.

RISK FACTORS

CONSUMMATION OF TCG MERGER AND TCG/AT&T MERGER

     Consummation of the proposed TCG Merger and TCG/AT&T Merger are subject to certain closing conditions, including obtaining approval of stockholders, certain required regulatory approvals and other related consents. Accordingly, there can be no assurance that the TCG Merger or TCG/AT&T Merger will be successfully consummated or, if successfully completed, when the mergers might be completed. Substantial delay in consummating, or failure to consummate, the TCG Merger or TCG/AT&T Merger could materially adversely affect the market price of ACC's Class A Common Stock.

Recent Losses; Potential Fluctuations in Operating Results

     Although the Company has experienced revenue growth on an annual basis since 1990 and net income in fiscal 1996 and 1997, it has incurred net losses and losses from continuing operations during 1994 and 1995. There can be no assurance that revenue growth will continue or that the Company will be able to maintain its profitability and positive cash flow from operations. If the Company cannot continue its revenue growth and maintain profitability and positive cash flow from operations, it may not be able to meet its debt service or working capital requirements. The Company intends to focus in the near term on the expansion of its service offerings, including its local telephone business and Internet services, and expanding its geographic markets, including deregulating Western European markets. Such expansion, particularly the establishment of new operations or acquisition of existing operations in deregulating Western European markets, may adversely affect cash flow and operating performance and these effects may be material, as was the case with the Company's U.K. operations in 1994 and 1995. As each of the telecommunications markets in which the Company operates continues to mature, growth in the Company's revenues and customer base is likely to decrease over time.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including general economic conditions, specific economic conditions in the telecommunications industry, the effects of governmental regulation and regulatory changes, user demand, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold and the mix of channels through which those services are sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic alliances, acquisitions or investments that could have a material adverse effect on the Company's business, results of operations and cash flow. Revenues from other resellers accounted for approximately 12.7% of ACC's consolidated revenues in 1995, 25.2% of consolidated revenues in 1996 and 21.2% of consolidated revenues in 1997. Because sales to other carriers are at margins that are lower than those derived from most of the Company's other revenues, increases in carrier revenue as a percentage of revenues have in the past, and may in the future, reduce the Company's gross margins as a percentage of revenue. In addition, certain of its long distance carrier customers may pose credit or collection risks. See the Risk Factor discussion below of "Risks Associated With Acquisitions, Investments and Strategic Alliances" in this Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

SUBSTANTIAL INDEBTEDNESS; NEED FOR ADDITIONAL CAPITAL

     The Company will need to continue to enhance and expand its operations in order to maintain its competitive position, expand its service offerings and geographic markets and continue to meet the increasing demands for service quality, availability and competitive pricing. As of the end of the previous four fiscal years, the Company had experienced a working capital deficit. The Company believes that, under its present business plan, cash from operations and borrowings under its credit facility will be sufficient to meet its anticipated capital and capital expenditure requirements for the foreseeable future. The Company may need to raise additional capital from public or private equity or debt sources in order to finance its anticipated growth, including local service expansion and expansion into international markets, (both of which will be capital intensive), working capital needs, debt service obligations, and, contemplated capital expenditures. In addition, the Company may need to raise additional funds in order to take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of, investments in or strategic alliances with companies that are complementary to the Company's current operations, or to develop new products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current shareholders would be reduced and, if such equity securities take the form of Preferred Stock or Class B Common Stock, the holders of such Preferred Stock or Class B Common Stock may have rights, preferences or privileges senior to those of holders of Class A Common Stock. There can be no assurance that the Company will be able to raise such capital on satisfactory terms or at all. If the Company decides to raise additional funds through the incurrence of debt, the Company would need to obtain the consent of its lenders under the Company's credit facility and would likely become subject to additional or more restrictive financial covenants. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion, which could materially adversely affect the Company's business, results of operations and financial condition and its ability to compete. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under
Item 7 of this Report.

DEPENDENCE ON TRANSMISSION FACILITIES-BASED CARRIERS

     The Company does not own telecommunications transmission lines other than indefeasible rights of use. Telephone calls made by the Company's customers are connected through transmission lines that the Company leases under a variety of arrangements with transmission facilities-based long distance carriers, some of which are or may become competitors of the Company, including AT&T, Bell Canada and British Telecom. Most inter-city transmission lines used by the Company are leased on a monthly or longer-term basis at rates that currently are less than the rates the Company charges its customers for connecting calls through these lines. Accordingly, to the extent that the Company continues to lease transmission lines, it will remain vulnerable to changes in its lease arrangements, such as price increases and service cancellations. ACC's ability to maintain and expand its business is dependent upon whether the Company continues to maintain favorable relationships with the transmission facilities-based carriers from which the Company leases transmission lines, particularly in the U.K., where British Telecom and Cable and Wireless Communications Ltd. ("CWC") are the two principal, dominant carriers. The Company's U.K. operations are highly dependent upon the transmission lines leased from British Telecom. Although the Company believes that its relationships with carriers generally are satisfactory, the deterioration or termination of the Company's relationships with one or more of those carriers could have a material adverse effect upon the Company's business, results of operations and financial condition. Certain of the vendors from whom the Company leases transmission lines, including the RBOCs and other local exchange carriers, currently are subject to tariff controls and other price constraints which in the future may be changed. Under the 1996 Act, constraints on the operations of the RBOCs have been dramatically reduced, which will bring into the long distance market additional competitors from whom the Company leases transmission lines. In addition, regulatory proposals are pending that may affect the prices charged by the RBOCs and other incumbent local exchange carriers to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. See the Risk Factor discussion of "Potential Adverse Effects of Regulation" below and the discussion of "Regulation" above in this Item 1.

POTENTIAL ADVERSE EFFECTS OF REGULATION

     The 1996 Act provides specific guidelines under which the RBOCs can provide long distance services, which will permit the RBOCs to compete with the Company in the provision of domestic and international long distance services. The legislation also opens all local service markets, subject to limited exemptions for rural telephone companies, to competition from any entity (including, for example, long distance carriers, such as AT&T, cable television companies and utilities). Because the legislation opens the Company's markets to additional competition, particularly from the RBOCs, the Company may be subject to additional competition. Moreover, as a result of and to implement the legislation, certain federal and other governmental regulations will be adopted, amended or modified, and any such adoption, amendment or modification could have a material adverse effect on the Company's business, results of operations and financial condition.

     In the U.S., the FCC and relevant PSCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Federal and state regulations and regulatory trends have had, and in the future are likely to have, both positive and negative effects on the Company and its ability to compete. The recent trend in both Federal and state regulation of telecommunications service providers has been in the direction of lessened regulation. Incumbent LECs have been subjected to new regulations designed to encourage competition in the provision of local exchange services, but incumbent LECs are also being allowed increased freedom to enter new markets and increased pricing flexibility. As a consequence, both AT&T and RBOCs will have more freedom to maneuver when competing with smaller interexchange carriers. In general, neither the FCC nor the relevant state PSCs currently regulate the Company's long distance rates or profit levels, but either or both may do so in the future. In addition, the commitments made by the U.S. government in the WTO negotiations will allow foreign-affiliated carriers theretofore prohibited from providing service in the U.S. market to compete with the Company in the U.S. market. There can be no assurance that changes in current or future Federal or state regulations or future judicial changes would not have a material adverse effect on the Company's business, results of operations and financial condition.

     In order to provide their services, interexchange carriers, including the Company, must generally purchase "access" from local exchange carriers to originate calls from and terminate calls in the local exchange telephone networks. Access charges presently represent a significant portion of the Company's network costs in all areas in which it operates. In the U.S., the FCC regulates interstate access and the states regulate intrastate access. Pursuant to the 1996 Act, on May 16, 1997, the FCC issued an order to implement certain reforms to its access charge rules (the "Access Charge Reform Order"). The Access Charge Reform Order will require incumbent LECs to substantially decrease over time the prices they charge for switched access, and change how access charges are calculated. These changes are intended to reduce access charges paid by interexchange carriers to LECs and shift certain usage-based charges to flat-rated, monthly per-line charges. To the extent that these rules begin to reduce charges to reflect the forward-looking cost of providing access, the Company's competitive advantage in providing customers with access services might decrease. In addition, the FCC has determined that it will give incumbent LECs pricing flexibility with respect to access charges. To the extent such pricing flexibility is granted before substantial facilities-based competition develops, such flexibility could be misused to the detriment of new entrants, including the Company. Until the FCC adopts and releases rules detailing the extent and timing of such pricing flexibility, the impact of these rules on the Company cannot be determined. In its order, the FCC abolished the unitary rate structure option for tandem-switched transport. This may have an adverse effect on smaller interexchange carriers such as the Company because it may increase the costs of transport which smaller interexchange carriers must purchase from LECs to reach end user customers on the local exchange market.

     On May 8, 1997, the FCC issued an order to implement the provisions of the 1996 Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order affirmed the policy principles for universal telephone services set forth in the Telecommunications Act, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and non-discriminatory contributions, specific and predictable support mechanisms, and access to advanced telecommunications services for schools, health care providers and libraries. The Universal Service Order added "competitive neutrality" to the 1996 Act's universal service principles by providing that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider over another, nor unfairly favor or disfavor one technology over another. The Universal Service Order also requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. Such contributions will be assessed based on intrastate, interstate and international end-user telecommunications revenues. However, because the contribution factors are likely to vary quarterly, the annualized impact on ACC cannot be estimated at this time.

     Both the Universal Service and Access Charge Reform Orders are subject to petitions seeking reconsideration by the FCC and direct appeals to U.S. Courts of Appeals. Until the time when any such petitions or appeals are decided, there can be no assurance of how the Universal Service and/or Access Charge Reform Orders will be implemented or enforced, or what effect the Orders will have on competition within the telecommunications industry, generally, or on the competitive position of the Company, specifically.

     The Company currently competes with the RBOCs and other local exchange carriers such as the GTE Operating Companies ("GTOCs") in the provision of "short haul" toll calls completed within a Local Access and Transport Area ("LATA"). Subject to a number of conditions, the 1996 Act established conditions that would allow for the eventual elimination of many of the restrictions which prohibited the RBOCs from providing long-haul or inter-LATA, toll service, and thus the Company will face additional competition in this market. To complete long-haul and short-haul toll calls, the Company must purchase "access" from the local exchange carriers. The Company must generally price its toll services at levels equal to or below the retail rates established by the local exchange carriers for their own short-haul or long-haul toll rates. To the extent that the local exchange carriers are able to reduce the margin between the access costs to the Company and the retail toll prices charged by local exchange carriers, either by increasing access costs or lowering retail toll rates, or both, the Company will encounter adverse pricing and cost pressures in competing against local exchange carriers in both the short-haul and long-haul toll markets.

     Under the 1996 Act, local exchange carriers must permit resale of their bundled local services and all incumbent LECs must permit resale of their bundled local services and unbundled network elements. Pricing principles for those services were set forth in the 1996 Act, with states directed to approve specific cost-based rates based on these principles. At the end of 1996, the New York State PSC ("NYSPSC") replaced temporary wholesale discounts with permanent wholesale discounts of 19.1% for New York Telephone (business and residential) and 17% for Frontier Corp. (business and residential). Discounts were made applicable to virtually all services provided to the public.

     On April 1, 1997, the NYPSC adopted permanent rates for unbundled links and certain other unbundled network elements for New York Telephone. The monthly rate for unbundled links in designated areas of dense traffic

(accounting for approximately 70% of all loops in the state) is $12.49, plus a recurring $1.90 connection charge. The monthly rate in other areas of the state is $19.24, plus a $1.90 recurring connection charge. Permanent unbundled link and unbundled network element rates have not yet been established for Frontier Corp. The permanent New York Telephone link rate is lower than the temporary rates for New York Telephone's unbundled links; it is greater than the $10.10 rate for the comparable service New York Telephone offers to its own residential customers, but below the rate of approximately $22 for the comparable service New York Telephone offers to its business customers. However, in order to utilize unbundled links, the Company must arrange for physical or virtual collocation in New York Telephone's central offices, which adds significant costs. As a result, the Company's marketing efforts are primarily directed toward business customers (and certain concentrated residential customers) which can be served through the Company's own facilities, rather than through use of unbundled links obtained from New York Telephone or Frontier Corp.

     In Canada, the Canadian Radio-television and Telecommunications Commission ("CRTC") annually reviews the "contribution charges" (the equivalent of access charges in the U.S.) assessed by the dominant carriers for the access lines leased by Canadian long distance resellers, including the Company, from the local telephone companies in Canada. Changes in these contribution charges could have a material adverse effect on the Company's business, results of operations and financial condition. On May 1, 1997, the CRTC issued several rules intended to encourage increased competition in the telecommunications and broadcast distribution (cable) industries. Generally, the rules describe how new service providers can enter the local exchange market, how and when telephone companies can apply for broadcasting licenses, and the details of a new methodology that will be used to regulate local telephone rates. The rules governing entry in the local exchange market cover issues of inter-connection, resale, subscriber listings, number portability, rate rebalancing, local service subsidies, rate regulation, service obligations and cable competition. While certain of the rules appear favorable to the Company, the rules will likely increase competition in Canadian local exchange service through new entrants. The Company is unable to predict the extent to which the full implementation of the rules will have a material adverse effect on the Company's business, results of operations or financial condition. The Canadian long distance telecommunications industry is the subject of ongoing regulatory change. These regulations and regulatory decisions have a direct and material effect on the ability of the Company to conduct its business. The recent trend of such regulatory changes has been to open the market to commercial competition. There can be no assurance, however, that any future changes in or additions to laws, regulations, government policy or administrative rulings will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The telecommunications services provided by ACC U.K. are subject to and affected by regulations introduced by the U.K. telecommunications regulatory authority, The Office of Telecommunications ("Oftel"). Since the break up of the U.K. telecommunications duopoly consisting of British Telecom and Mercury Communications Ltd. (now known as "CWC") in 1991, it has been the stated goal of Oftel to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The regulatory regime currently presided over by Oftel has a direct and material effect on the ability of the Company to conduct its business. From the middle of 1997, Oftel has imposed a new price cap on British Telecom's retail charges which, while only applying to four out of five residential customers and to small (but not large) business customers, may have the effect of reducing the prices the Company can charge its customers. In addition, the new network charge control regime implemented in October 1997 gives British Telecom much more freedom to set its own prices (although subject to certain charge caps and other safeguards), and as such increases the uncertainty with regard to the Company's network costs in the U.K. market. Although the Company is optimistic about its ability to continue to compete effectively in the U.K. market, there can be no assurance that future changes in regulation and government will not have a material adverse effect on the Company's business, results of operations and financial condition.

EXPANSION OF LOCAL EXCHANGE BUSINESS

     The Company anticipates that a significant portion of its growth in its U.S. operations in the future will come from local exchange operations and incurred approximately $21.6 million in capital expenditures during 1997 related to the installation of additional local exchange switches in the northeastern United States. The Company has only limited experience in providing local telephone services, having commenced providing such services in 1994. The Company's revenues from local telephone services in the United States in 1995, 1996 and 1997 were $.6 million, $5.8 million and

$20.4 million respectively. In order to attract local customers, the Company must offer substantial discounts from the prices charged by local exchange carriers and must compete with other alternative local service companies that offer such discounts. The local service business requires significant initial investments in capital equipment as well as significant initial promotional and selling expenses. Larger, better capitalized local service providers, including AT&T, among others, will be better able to sustain losses associated with discount pricing and initial investments and expenses. Although the Company's local service business generated operating profits in 1996 and 1997, it incurred operating losses in 1994 and 1995 and many companies that compete with the Company's local service business are not profitable. There can be no assurance that the Company will continue to achieve positive cash flow or profitability in its local telephone service business. In addition, the FCC and PSCs are considering regulatory changes in rate structures and access charges which would materially adversely affect the ability of small interexchange carriers, such as the Company, to compete in the provision of local service. The Company's success in the local exchange market also requires the negotiation and implementation of interconnection agreements with incumbent local exchange carriers in the areas that the Company seeks to serve, and there can be no assurance that these agreements will be concluded in a timely manner.

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

     Many of the Company's competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company, control transmission lines and have long-standing relationships with the Company's target customers. These competitors include, among others, AT&T, MCI and Sprint in the U.S.; Bell Canada, BC Telecom, Inc., AT&T Canada and Sprint Canada (a subsidiary of Call-Net Telecommunications Inc.) in Canada; and British Telecom, CWC, AT&T and WorldCom in the U.K. Other U.S. carriers also have entered and/or are also expected to enter the U.K. market. The Company also competes with numerous other long distance providers, some of which focus their efforts on the same business customers targeted by the Company and selected residential customers and colleges and universities, the Company's other target customers. In addition, through its local telephone service business in upstate New York and Massachusetts, the Company competes with New York Telephone, Frontier Corp., Citizens Telephone Co., WorldCom and Time Warner and others, including cellular and other wireless providers. Furthermore, corporate transactions such as the merger of Bell Atlantic Corp. and Nynex Corp., the proposed merger of MCI and WorldCom, the joint venture between MCI and Microsoft under which Microsoft will promote MCI's services, the joint venture among Sprint, Deutsche Telekom AG and France Telecom called Global One, and additional mergers, acquisitions and strategic alliances which are likely to occur, could also increase competitive pressures upon the Company and have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition to these competitive factors, recent and pending deregulation in each of the Company's markets may encourage new entrants. For example, as a result of the 1996 Act, an RBOC is allowed to originate long distance calls outside of its region immediately and may enter the long distance markets in states in which it is an incumbent LEC once it has received FCC approval to do so. AT&T, MCI and other long distance carriers are allowed to enter the local telephone services market, and any other entity (including cable television companies and utilities) is allowed to enter both the local service and long distance telecommunications markets. In addition, the FCC has, on several occasions since 1984, approved or required price reductions by AT&T and, in 1995 and 1996, the FCC reclassified AT&T as a "non-dominant" carrier, which substantially reduces the regulatory constraints on AT&T. As the Company expands its geographic coverage, it will encounter increased competition. Moreover, the Company believes that competition in non-U.S. markets is likely to increase and become more similar to competition in the U.S. markets over time as such non-U.S. markets continue to experience deregulatory influences. Implementation of the WTO accord reached in February 1997 is likely to accelerate this trend in some markets. Prices in the long distance industry have declined from time to time in recent years and, as competition increases in Canada and the U.K., prices are likely to continue to decrease. For example, Bell Canada substantially reduced its rates during the first quarter of 1994 and British Telecom substantially reduced its rates in 1996. The Company's competitors may reduce rates or offer incentives to existing and potential customers of the Company. To maintain its competitive position, the Company believes that it must be able to reduce its prices in order to meet reductions in rates, if any, by others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report and the discussion "Business --Competition" above in this Item 1.

RISKS OF GROWTH AND EXPANSION

     The Company plans to expand its service offerings and principal geographic markets in the United States, Canada and the United Kingdom. In addition, the Company may establish a presence in deregulating Western European markets that have high density telecommunications traffic, when the Company believes that business and regulatory conditions warrant. The Company has entered the German market as a switchless reseller in anticipation of deregulation in 1998, and has established a German subsidiary, ACC Telekommunikation GmbH. The German subsidiary signed an interconnect agreement with Deutsche Telekom ("DT") in October 1997 with a view to establishing a German switch in 1998, although the interconnect rates set by the German Regulatory Authority are subject to retrospective change following a challenge by DT in the national courts.

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


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     A key component of the Company's strategy is its planned expansion in international markets. In the WTO accord reached in February 1997, a number of countries agreed to accelerate or initiate liberalization of their telecommunications markets by allowing increased competition and foreign ownership of telecommunications providers and by adopting measures to ensure reasonable nondiscriminatory interconnection, effective competitive safeguards, and an effective independent regulation. This agreement may, therefore, expand the international opportunity available to the Company. To date, the Company has no significant experience in providing telecommunications service outside the United States, Canada and the U.K. There can be no assurance that the Company will be able to obtain the capital it requires to finance its expansion in international markets on satisfactory terms or at all. In many international markets, protective regulations and long-standing relationships between potential customers of the Company and their local providers create barriers to entry. Where protective regulations are being eliminated, the pro-competitive effect of this action could substantially increase the number of entities competing with the Company. Pursuit of international growth opportunities may require significant investments for an extended period before returns, if any, on such investments are realized. The Company intends to focus in the near term on the expansion of its service offerings, including its local telephone business and Internet services, and expanding its geographic markets to more locations in its existing markets, and when conditions warrant, to deregulating Western European markets. Such expansion, particularly the establishment of new operations or acquisition of existing operations in deregulating international markets, may adversely affect cash flow and operating performance and these effects may be material, as was the case with the Company's U.K. operations in 1994 and 1995. In addition, there can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and deliver high quality services in these international markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, which could materially adversely impact the success of the Company's international operations. In many countries, the Company may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully conduct its operations. As its revenues from its Canadian and U.K. operations increase, an increasing portion of the Company's revenues and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a greater effect on the Company's results of operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations and, consequently, on the Company's business, results of operations and financial condition. In addition, there can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH RAPIDLY CHANGING INDUSTRY

     The international telecommunications industry is changing rapidly due to, among other things, deregulation, privatization of dominant telecommunications providers, technological improvements, expansion of telecommunications infrastructure and the globalization of the world's economies and free trade. There can be no assurance that one or more of these factors will not vary unpredictably, which could have a material adverse effect on the Company. There can also be no assurance, even if these factors turn out as anticipated, that the Company will be able to implement its strategy or that its strategy will be successful in this rapidly evolving market. There can be no assurance that the Company will be able to compete effectively or adjust its contemplated plan of development to meet changing market conditions.

     Much of the Company's planned growth is predicated upon the deregulation of telecommunications markets. There can be no assurance that such deregulation will occur when or as anticipated, if at all, or that the Company will be able to grow in the manner or at the rates currently contemplated.

     As a result of existing excess international transmission capacity, the marginal cost of carrying an additional international call is often very low for carriers that own transmission lines. Industry observers have predicated that these low marginal costs may result in significant pricing pressures and that, within a few years after the end of this century, there may be little difference in charges based on the distance a call is carried. A number of the Company's competitors have introduced calling plans that provide for flat rates on calls within the U.S. and Canada, regardless of time of day or distance of the call. If this type of pricing were to become prevalent, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISK ASSOCIATED WITH FINANCING ARRANGEMENTS; DIVIDEND RESTRICTIONS

     The Company's financing arrangements are secured by substantially all of the Company's assets and require the Company to maintain certain financial ratios and restrict the payment of dividends, and the Company anticipates that it will not pay any dividends on Class A Common Stock in the foreseeable future. The Company's secured lenders would be entitled to foreclose upon those assets in the event of a default under the financing arrangements and to be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the Company's other creditors and shareholders in the event that the Company is liquidated. In addition, the collateral security arrangements under the Company's existing financing arrangements may adversely affect the Company's ability to obtain additional borrowings or other capital. The Company may need to raise additional capital from equity or debt sources to finance its projected growth and capital expenditures contemplated for periods after 1997. See the Risk Factor discussion above under "Substantial Indebtedness; Need for Additional Capital" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under
Item 7 of this Report.

HOLDING COMPANY STRUCTURE; RELIANCE ON SUBSIDIARIES FOR DIVIDENDS

     ACC Corp. is a holding company, the principal assets of which are its operating subsidiaries in the U.S., Canada and the U.K. ACC U.S., ACC Canada, ACC U.K., ACC Germany, and other operating subsidiaries of the Company are subject to corporate law restrictions on their ability to pay dividends to ACC Corp. There can be no assurance that ACC Corp. will be able to cause its operating subsidiaries to declare and pay dividends or make other payments to ACC Corp. when requested by ACC Corp. The failure to pay any such dividends or make any such other payments could have a material adverse effect upon the Company's business, financial condition and results of operations.

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the Class A Common Stock has been, and may continue to be, highly volatile. Factors such as variations in the Company's revenue, earnings and cash flow, the difference between the Company's actual results and the results expected by investors and analysts, "buy," "hold" and "sell" ratings by securities analysts and announcements of new service offerings, marketing plans or price reductions by the Company or its competitors could cause the market price of the Class A Common Stock to fluctuate substantially. In addition, in view of the proposed TCG Merger and TCG/AT&T Merger, the market price of ACC Common Stock may be affected by changes in the stock prices of TCG and AT&T. In addition, the stock markets have also recently experienced significant price and volume fluctuations that particularly have affected telecommunications companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such market fluctuations may materially adversely affect the market price of the Class A Common Stock.

RISKS ASSOCIATED WITH DERIVATIVE FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, to hedge its foreign exchange and interest rate risks. The Company does not use derivative financial instruments for speculative purposes. By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. Accordingly, losses relating to derivative financial instruments could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" under Item 7 of this Report.

ANTI-TAKEOVER PROVISIONS

     ACC's Board of Directors has the authority to issue up to 1,990,000 shares of Preferred Stock and 25,000,000 shares of Class B Common Stock, and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of any ACC Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock or Class B Common Stock that may be issued in the future. While the Company has no present intention to issue any additional shares of Preferred Stock or Class B Common Stock, any such issuance or the perception that such issuances may occur could have the effect of making it more difficult for a third party to acquire control of the Company. The issuance of Preferred Stock or Class B Common Stock could also decrease the amount of earnings and assets available for distribution to holders of ACC Common Stock or could adversely affect the rights and powers, including voting rights, of holders of ACC Common Stock. In addition, the Company is and, subject to certain conditions, will continue to be, subject to the anti-takeover provisions of the DGCL, which could have the effect of delaying or preventing a change of control of the Company. Furthermore, upon a change of control, the Company's indebtedness under its credit facility is required to be repaid and the salary continuation and employment agreements with executive officers and directors of the Company require certain payments to be made by the Company and provide for vesting of stock options and stock incentive rights. In addition, ACC has adopted a rights plan ("ACC Shareholder Rights Plan"), which will cause substantial dilution to a person or group that attempts to acquire ACC on terms not approved by the ACC Board of Directors. All of these provisions and the ACC Shareholder Rights Plan could have the effect of delaying or preventing changes in control or management of the Company. The TCG Merger Agreement also contains provisions which restrict the ability of ACC to solicit or participate in discussions concerning acquisition proposals with respect to ACC and require ACC to pay to TCG a termination fee and expense reimbursements under certain circumstances. These provisions could discourage or increase the cost of an acquisition proposal with respect to ACC from a person other than TCG.

THE YEAR 2000

     The Year 2000 problem arises from the fact that due to early limitations on memory and disk storage many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working outside the year range of 1990 - 1999. The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. ACC is working closely with its vendors to effectuate their Year 2000 correction plans on a timely basis. There can be no assurance that such procedures will be successfully implemented within the required time frames or that additional procedures will not be necessary. A failure of ACC's or of its significant vendors' computer systems could have a material adverse effect on ACC's business and financial position and results of operation.

ITEM 2.        PROPERTIES.

     ACC's principal executive offices are located at 400 West Avenue, Rochester, New York in corporate office space leased through June 2004. It also leases office space for its Canadian headquarters in Toronto, Canada, as well as office space at various other locations. For additional information regarding these leases, see Notes 7 and 9 to ACC's Consolidated Financial Statements included herein.

     ACC U.K.'s headquarters are located at Adelaide House in Chiswick, London. ACC U.K. entered into an Agreement for Lease for such location in October 1997. The term is for approximately six years through March 2004. The lease for the current headquarters will also continue until September 1998.

     ACC has sixteen switching centers worldwide. ACC's switching equipment for the Rochester call origination area is located at its headquarters at 400 West Avenue, Rochester, New York with additional switching equipment located in the U.S. in Albany, Buffalo, New York City and Syracuse, New York and in Boston and Springfield, Massachusetts; in Canada in Toronto, Ontario, Montreal, Quebec, and Vancouver, British Columbia; and in London, Bristol and Manchester, England, and in Dusseldorf, Germany all of which sites are leased. Branch sales offices are leased by ACC at various locations in the northeastern U.S., Canada and the U.K. ACC also leases equipment and space located at various sites in its service areas.

     ACC's financing arrangements are secured by substantially all of ACC's assets. ACC's secured lenders would be entitled to foreclose upon those assets and to be repaid from the proceeds of the liquidation of those assets in the event of a default under ACC's financing arrangements.

ITEM 3.        LEGAL PROCEEDINGS.

     There were no material legal proceedings pending at December 31, 1997 involving the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not  applicable.

ITEM 4-A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth information concerning the executive officers of the Company and its principal operating subsidiaries as of March 1, 1998:

        Name           Age                             Position(s)
        ----           ---                             -----------
Christopher Bantoft     50  President of European Operations
Michael R. Daley        36  Executive Vice President and Chief Financial Officer
Steve M. Dubnik         35  President and Chief Operating Officer of North American Operations
Arunas A. Chesonis      35  President and Director
Mae H. Squier-Dow       36  President of ACC TeleCom
Kevin S. Dickens        34  President and Chief Executive Officer of ACC TelEnterprises Ltd.
Frank C. Szabo          45  Vice President and Controller
John J. Zimmer          39  Vice President and Treasurer

     Christopher Bantoft was elected President of European Operations of the Company in November 1996, and has served as Managing Director of ACC Long Distance UK Ltd. since February 1994. From 1986 through 1993, he served as Sales and Marketing Director, Deputy Managing Director, and most recently as Managing Director of Alcatel Business Systems Ltd., the U.K. affiliate of Alcatel, N.V. Since December 1997, following the death of David K. Laniak, he has also jointly performed the functions of Chief Executive Officer of the Company.

     Michael R. Daley was elected the Company's Executive Vice President and Chief Financial Officer in February 1994. He previously served as the Company's Treasurer from March 1991 through February 1997, Vice President-Finance from August 1990 through February 1994, as Treasurer and Controller from August 1990 through March 1991, as Controller from January 1989 through August 1990, and various other positions with the Company from July 1985 through January 1989. Mr. Daley has served as a Director of ACC TelEnterprises Ltd. from October 1994 through January 1997. Since December 1997, following the death of David K. Laniak, he has also jointly performed the functions of Chief Executive Officer of the Company.

     Steve M. Dubnik was elected President and Chief Operating Officer of North American Operations of the Company in November 1996, and has served as the Chairman of the Board of Directors of ACC TelEnterprises Ltd. since July 1994. Previously, he served from 1992 through June 1994 as President, Mid-Atlantic Region, of RCI Long Distance. For more than five years prior thereto, he served in progressively senior positions with Rochester Telephone Corporation (now Frontier Corp.) including assignments in engineering, operations, information technology and sales. Since December 1997, following the death of David K. Laniak, he has also jointly performed the functions of Chief Executive Officer of the Company.

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

     Mae H. Squier-Dow was elected President of ACC Telecom in June 1996, and served as Commercial Director of ACC Long Distance U.K. Ltd. from April 1995 to June 1996. She previously held a number of positions at ACC Long Distance U.K. Ltd. from October 1993 to April 1995, including Director of Customer Relations and Marketing, Vice President of International Planning and Operations Director. She previously served as Vice President of Customer Relations at ACC Long Distance Corp. from March 1992 to October 1993 and as its Director of Customer Relations from January 1991 to March 1992.

     Kevin S. Dickens was elected President and Chief Executive Officer of ACC TelEnterprises Ltd. in April 1997. Prior to joining the Company, Mr. Dickens spent eight years with Frontier Corp., where he most recently served as Vice President, Network Planning and Optimization.

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


                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Class A Common Stock is quoted on The Nasdaq Stock Market's National Market System under the symbol "ACCC." The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock, as reported by The Nasdaq Stock Market, and the cash dividends declared per share of Class A Common Stock. The prices do not include retail mark ups, mark downs or commissions. Information presented below has been adjusted to reflect a three-for-two stock split that was distributed on August 8, 1996.


                                                 Cash
                          Common Stock Price   Dividends
                         --------------------  Declared
                           High        Low     Per Share
                         ---------  ---------  ---------

1996:    First Quarter   $20 11/64  $14 53/64     ---
         Second Quarter   32 27/64   18 37/64     ---
         Third Quarter      54 3/4     29 1/2     ---
         Fourth Quarter     47 3/4     24 3/4     ---

1997:    First Quarter     36  1/4    20  1/2     ---
         Second Quarter     31 5/8    14  1/4     ---
         Third Quarter          37    28  1/2     ---
         Fourth Quarter     52 7/8         25     ---


     On March 18, 1998, the closing price for the Company's Class A Common Stock in trading on The Nasdaq Stock Market was $52 7/16 per share, as published in The Wall Street Journal. As of March 18, 1998, the Company had approximately 3,800 holders of record of its Class A Common Stock.

     The Company ceased paying quarterly cash dividends on its Class A Common Stock in 1995 to use its cash to invest in the growth of its business. The Company anticipates that future earnings, if any, generated from operations will be retained by the Company to develop and expand its business. Any future determination with respect to the payment of dividends on the Class A Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operating results, financial condition and capital requirements, the terms of then-existing indebtedness and Preferred Stock, general business conditions, Delaware corporate law limitations and such other factors as the Board of Directors deems relevant. The terms of the Company's Credit Facility prohibit the payment of dividends without the lender's consent. The Company's holding company structure may adversely affect the Company's ability to obtain payments when needed from ACC Corp.'s operating subsidiaries. See the Risk Factor discussion of "Holding Company Structure; Reliance on Subsidiaries for Dividends" in Item 1 of this Report and Note 3 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

ITEM 6.        SELECTED FINANCIAL DATA.

     The following selected historical consolidated financial data for each of the years presented have been derived from ACC's audited consolidated financial statements. The consolidated financial statements of ACC as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, together with the notes thereto and related report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. The following data should be read in conjunction with, and is qualified by, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations of ACC," which are included elsewhere herein.

                                                        Years Ended December 31,
                                                        ------------------------
                                                        1993         1994        1995            1996          1997(4)
                                                    ------------   ----------  -----------    -----------   -----------

Consolidated Statement of Operations Data:
Revenue:
 Toll revenue.....................................  $   100,646   $   118,331     $ 175,269   $   282,497   $   327,490
 Local exchange and other.........................        5,300         8,113        13,597        26,270        45,123
                                                    -----------   -----------     ---------   -----------   -----------
    Total revenue.................................      105,946       126,444       188,866       308,767       372,613
Network costs.....................................       70,286        79,438       114,841       193,599       218,361
                                                    -----------   -----------     ---------   -----------   -----------
Gross Profit......................................       35,660        47,006        74,025       115,168       154,252
Other operating expenses:
 Depreciation and amortization....................        5,832         8,932        11,614        16,433        23,712
 Selling, general and administrative..............       28,807        44,228        60,865        84,511       111,027
 Management restructuring.........................            -             _         1,328             _             -
 Equal access charges.............................            _         2,160             _             _             -
 Assets write-down................................       12,807             _             _             _             -
                                                    -----------   -----------     ---------   -----------   -----------
    Total other operating expenses................       47,446        55,320        73,807       100,944       134,739
                                                    -----------   -----------     ---------   -----------   -----------
Income (loss) from operations(1)..................      (11,786)       (8,314)          218        14,224        19,513
Other income (expense):
 Interest income..................................          205           124           198         1,151           215
 Interest expense.................................         (420)       (2,023)       (5,131)       (5,025)       (3,729)
 Merger costs.....................................            _          (200)            _             _        (4,970)
 Gain on sale of subsidiary stock.................        9,344             _             _             _             -
 Foreign exchange gain (loss).....................       (1,094)          169          (110)          509          (162)
                                                    -----------   -----------     ---------   -----------   -----------
    Total other income (expense)..................        8,035        (1,930)       (5,043)       (3,365)       (8,646)
                                                    -----------   -----------     ---------   -----------   -----------
Income (loss) from continuing operations
 before provision for (benefit from)
 income taxes and minority interest...............       (3,751)      (10,244)       (4,825)       10,859        10,867
Provision for (benefit from) income taxes.........       (3,743)        3,456           396         2,185           476
Minority interest in loss (earnings) of
 consolidated subsidiary..........................        1,661         2,371          (133)         (909)            -
                                                    -----------   -----------     ---------   -----------   -----------
Income (loss) from continuing operations..........        1,653       (11,329)       (5,354)        7,765        10,391

Loss from discontinued operations (net
 of income tax benefit of $667 in 1993)
                                                         (1,309)            _            _            _               -
Gain on disposal of discontinued operations
 (net of income tax provision of $8,350 in 1993)..       11,531             _            _            _               -
                                                    -----------   -----------     ---------   -----------   -----------
Net income (loss).................................  $    11,875       (11,329)       (5,354)  $     7,765   $    10,391
Less Series A Preferred Stock dividend............            _             _          (401)         (972)            -
Less Series A Preferred Stock accretion...........            _             _          (139)       (1,509)            -
                                                    -----------   -----------     ---------   -----------   -----------
Income (loss) applicable to Common Stock..........  $    11,875   $   (11,329)  $    (5,894)  $     5,284   $    10,391
                                                    ===========   ===========     =========   ===========   ===========
Net income (loss) per share - basic: (2)
  continuing operations...........................  $      0.16        $(1.09)       $(0.52)        $0.37   $      0.62
  discontinued operations.........................        (0.13)           _            _            _                -
  Gain on disposal of discontinued operations.....         1.13            _            _            _                -
                                                    -----------   -----------     ---------   -----------   -----------
  Net income (loss) per share - basic.............  $      1.16        $(1.09)       $(0.52)        $0.37   $      0.62
                                                    ===========   ===========     =========   ===========   ===========
Net income (loss) per share - diluted: (2)
  continuing operations...........................  $      0.16        $(1.09)       $(0.52)        $0.34   $      0.59
  discontinued operations.........................        (0.12)           _            _            _                -
  Gain on disposal of discontinued operations.....         1.09            _            _            _                -
                                                    -----------   -----------     ---------   -----------   -----------
  Net income (loss) per share - diluted...........  $      1.13        $(1.09)       $(0.52)        $0.34   $      0.59
                                                    ===========   ===========     =========   ===========   ===========

Weighted average number of shares outstanding:(2)
   Basic..........................................   10,206,833    10,366,778    11,358,693    14,463,728    16,839,039
                                                    ===========   ===========     =========   ===========   ===========
  Diluted.........................................   10,537,388    10,366,778    11,358,693    15,540,115    17,690,223
                                                    ===========   ===========     =========   ===========   ===========


                                                                                  Year Ended December 31
                                                                                  ----------------------
                                                                1993       1994      1995(6)        1996         1997 (4)
                                                             ----------  --------  -----------   ----------    ----------

                                                                       (Dollars in thousands, except per share data)

Consolidated Balance Sheet Data(5):
Cash and cash equivalents..................................   $  1,467   $ 1,021   $    518        $  2,035         $  3,988
Current assets.............................................     22,476    28,045     45,726          61,933           92,347
Current liabilities........................................     23,191    32,016     56,074          77,394           89,793
Net working capital (deficit)..............................       (715)   (3,971)   (10,348)        (15,461)           2,554
Property, plant and equipment, net.........................     27,077    44,081     56,691          80,452          135,726
Total assets...............................................     61,718    84,448    123,984         204,031          319,618
Short-term debt, including current maturities of
 long- term debt...........................................      2,424     1,613      4,885           4,251            3,853
Long-term debt, excluding current maturities...............      1,795    29,914     28,050           6,007           90,221
Redeemable preferred stock.................................         --        --      9,448              --
                                                                                                                          --
Shareholders' equity.......................................     31,506    19,086     26,407         117,863          137,716
Other Financial and Operations Data:
Net cash provided by (used in) operating
 Activities................................................   $(11,828)  $ 1,093   $  3,967        $ 24,248         $  3,691
Class A Common Stock cash dividends
 Declared(3)...............................................   $  4,233   $   831   $    243        $     --
                                                                                                                          --
Cash dividends declared per share of Class A
 Common Stock(2) (3).......................................      $0.40     $0.08      $0.02        $     --
                                                                                                                          --
Book Value per common share (2)............................      $3.03     $1.84      $2.23           $7.10            $8.00

(1) Includes impact of $2,160 of charges incurred in 1994 in connection with enhancement of the ACC network to prepare for equal access for its Canadian customers. Also includes an asset write-down of $12,807 in 1993.
(2) On June 14, 1996, the ACC Board of Directors authorized a three-for-two stock split in the form of a stock dividend issued on August 8, 1996 of the ACC Class A Common Stock to shareholders of record as of July 3, 1996. Share and per share amounts for all prior periods have been adjusted for the stock split.
(3) The ACC financing arrangements restrict the payment of dividends on the ACC Common Stock. ACC anticipates that it will not pay dividends in the forseeable future.
(4) Includes the results of operations of companies acquired by ACC during 1997:
    Transphone International Ltd. from June 1, 1997, United Telecom Ltd. from July 1, 1997, VISTA International Communications Inc. from August 1, 1997, and Telenational Communications Deutschland Limited Partnership from July 1, 1997.
(5) Balance sheet data from discontinued operations is excluded.
(6) Includes the results of operations of Metrowide Communications from August 1, 1995, the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The Company's revenue is comprised of toll revenue (per minute charges for long distance services) and local service and other revenue. Toll revenue consists of revenue derived from ACC's long distance and operator-assisted services. Local service and other revenue consists of revenue derived from the provision of local exchange services, including local dial tone, direct access lines, Internet fees and monthly subscription fees, and data services. Network costs consist of expenses associated with the leasing of transmission lines, access charges, and certain variable costs associated with the Company's network. The following table shows the total revenue (net of intercompany revenue) and billable minutes of use attributable to the Company's North American and European operations during each of 1997, 1996, and 1995:

                                                              Year Ended December 31,
                                          ----------------------------------------------------------------
                                                  1997                  1996                  1995
                                          --------------------  --------------------  --------------------
                                            Amount    Percent     Amount    Percent     Amount    Percent
                                          ----------  --------  ----------  --------  ----------  --------
                                                                 (Amounts in 000s)
TOTAL REVENUE:
North America:
   United States........................  $  120,627     32.4%  $   99,461     32.2%  $   65,975     34.9%
   Canada...............................     116,638     31.3      117,168     38.0       84,421     44.7
                                          ----------    -----   ----------    -----   ----------    -----
Total North America.....................     237,265     63.7      216,629     70.2      150,396     79.6
                                          ----------    -----   ----------    -----   ----------    -----

Europe:
   United Kingdom.......................     132,151     35.4       92,138     29.8       38,470     20.4
   Germany..............................       3,197       .9            -        -            -        -
                                          ----------    -----   ----------    -----   ----------    ----
Total Europe............................     135,348     36.3       92,138     29.8       38,470     20.4
                                          ----------    -----   ----------    -----   ----------    -----
     Total..............................  $  372,613    100.0%  $  308,767    100.0%  $  188,866    100.0%
                                          ==========    =====   ==========    =====   ==========    =====

BILLABLE LONG DISTANCE MINUTES OF USE:
North America:
   United States........................     780,232     33.2%     590,341     32.8%     486,618     41.2%
   Canada...............................     798,458     33.9      681,200     37.9      522,764     44.2
                                          ----------    -----   ----------    -----   ----------    -----
Total North America.....................   1,578,690     67.1    1,271,541     70.7    1,009,382     85.4
                                          ----------    -----   ----------    -----   ----------    -----
Europe:
   United Kingdom.......................     770,151     32.7      527,905     29.3      172,281     14.6
   Germany..............................       4,343       .2            -        -            -        -
                                          ----------    -----   ----------    -----   ----------    -----
Total Europe............................     774,494     32.9      527,905     29.3      172,281     14.6
                                          ----------    -----   ----------    -----   ----------    -----
Total...................................   2,353,184    100.0%   1,799,446    100.0%   1,181,663    100.0%
                                          ==========    =====   ==========    =====   ==========    =====

The following table presents certain information concerning long distance toll revenue (net of intercompany revenue) per billable minute and network cost per billable minute attributable to the Company's North American and European operations during each of 1997, 1996, and 1995:

                                                   1997   1996   1995
                                                   -----  -----  -----
TOLL REVENUE PER BILLABLE LONG DISTANCE MINUTE:
North America:
   United States.................................  $.122  $.150  $.126
   Canada........................................   .122   .150   .146
Total North America..............................   .122   .150   .137
Europe:

   United Kingdom................................   .171   .174   .220
   Germany.......................................   .736      -      -
Total Europe.....................................   .174   .174   .220

NETWORK COST PER BILLABLE MINUTE:
Total North America..............................  $.084  $.105  $.089
Total Europe.....................................   .110   .114   .149

     The Company believes that its historic revenue growth as well as its historic network costs and results of operations for its Canadian and UK operations generally reflect the state of development of the Company's operations, the Company's customer mix, and the competitive and regulatory environment in those markets. The Company entered the US, Canadian, and UK telecommunications markets in 1982, 1985, and 1993, respectively. In 1997, the Company established a subsidiary in Germany, and commenced offering long distance service as a switchless reseller during the third quarter of 1997. For US operations, 1996 revenue and network cost per minute include the effect of $9.0 million of non-recurring, higher rate per minute and lower margin international carrier sales in the second quarter. The Company believes that toll revenue per billable minute and network cost per billable minute may be lower in future periods, and heavily influenced by competitive pressures and regulatory actions.

     Deregulatory influences have affected the telecommunications industry in the US since 1984, and the US market has experienced considerable competition for a number of years. The competitive influences on the pricing of ACC US's services and network costs have been stabilizing during the past few years. This may change in the future as a result of the 1996 Amendment to the US Communications Act (the "Act") that further opened the market to competition, particularly from the regional operating companies ("BOCs"). The Company has actively pursued growth opportunities in the US market. During the third quarter of 1997, the Company acquired VISTA International Communications Inc., ("VISTA"). VISTA, headquartered in Mount Arlington, New Jersey, provides long distance and other services to small and medium-sized commercial customers in the Northeastern US with concentrations primarily in New Jersey and Pennsylvania. The VISTA acquisition represents expansion into a contiguous geographic area, with a similar targeted customer segment which is viewed as consistent with the Company's expansion strategy.

     The deregulatory trend in Canada, which commenced in 1989, has increased competition. ACC Canada experienced significant downward pressure on the pricing of its services during 1994 and 1995. Although revenue per minute increased from 1995 to 1996 due to changes in customer and product mix, revenue per minute fell during 1997, and the Company expects downward pressure to continue. The impact of this pricing pressure on revenues of ACC Canada is being offset by an increase in the Canadian commercial and student billable minutes of usage as a percentage of total Canadian billable minutes of usage, and introduction of new products and services including 800 service, local exchange resale, Internet services, and, since February 1997, paging services.

     The Company believes that, because deregulatory influences have only fairly recently begun to impact the UK telecommunications industry, the Company will continue to experience a significant increase in revenue from that market, but the rate of growth is expected to decline. The foregoing belief is based upon expectations of actions that may be taken by UK regulatory authorities and the Company's competitors; if such third parties do not act as expected, the Company's opportunities for revenue growth experience increased revenues, the Company believes it should be able to enhance its economies of scale and scope in the use of the fixed cost elements of its network. Nevertheless, the deregulatory trend in that market is expected to result in competitive pricing pressure on the Company's UK operations, which could adversely affect revenues and margins. Since the UK market for transmission facilities is dominated by British Telecom and Cable & Wireless, the downward pressure on prices for services offered by ACC UK may not be accompanied by a corresponding reduction in ACC UK's network costs in the short term and, consequently, could adversely affect the Company's business, results of operations and financial condition, particularly in the event revenue derived from the Company's UK operations accounts for an increasing percentage of the Company's total revenue. Moreover, the Company's UK operations are highly dependent upon the transmission lines leased from British Telecom. As each of the telecommunications markets in which it operates continues to mature, the rate of growth in its revenue and customer base in each such market is likely to decrease over time. The Company has actively pursued growth opportunities and alternate network solutions in the UK market. During the second quarter of 1997, the Company acquired Transphone International Ltd. ("Transphone"). Transphone provides domestic and international long distance service as a reseller, and is based in London, UK In acquiring Transphone, the Company obtained what it believes is a strong base of commercial customers in a desirable geographic area. During the third quarter of 1997, the Company also acquired United Telecom Ltd. ("UT"). UT provides domestic and international long distance services through a pre-paid calling card platform in retail telephone shops. UT is based in London, UK In acquiring UT, the Company obtained what it believes is a new delivery channel in a growing niche market. The acquisition is also expected to create network cost efficiencies, as UT's customers have peak calling activity at night and on weekends. This calling pattern will enable the Company to facilitate routing of off-peak traffic over the Company's switch based network, thereby adding to economies of scale. The Transphone and UT acquisitions are expected to be accretive to earnings commencing in 1998. During the first quarter of 1998, the Company anticipates putting into operations its own microwave facility, linking its three UK switching centers. This microwave facility will provide the Company with its own domestic redundant network alternative access to the Company's network for its customers and a lower cost network platform. The foregoing forward looking statements are based upon expectations with respect to customer behavior, market trends and the Company's ability to successfully integrate and develop the businesses acquired. If such expectations are not realized, actual results may differ materially from the foregoing discussion.

     The German telecommunications market substantially deregulated in January 1998, as a result of the European Union ("EU") mandate to open telecommunications markets to competition. Most significantly, the German market opened for interconnection in January 1998. The Company has established a subsidiary in Germany, and signed a resale agreement with Deutsche Telekom ("DT") on May 20, 1997. Further, the Company received a Class 4 full voice telephony license from the Germany Ministry of Post and Telecommunications which became effective January 1, 1998. This license is a requirement for the Company to become a switch-based provider of telecommunications services in Germany. In October 1997, the Company signed a network interconnect agreement with DT, which permits utilization of DT's network to link the Company with its customers.
With this agreement in place, the Company has installed a switch which it placed in service in February 1998. The Company achieved a small amount of revenue in the fourth quarter of 1997 as a switchless reseller and anticipates potentially more substantial revenue growth in 1998 as a switch-based reseller. The foregoing forward looking statement is based upon expectations with respect to regulatory actions and cooperation from DT which the Company is unable to control. If such expectations are not realized, the expected revenue growth from the German market may not materialize. In addition to the core growth expected from switch-based resale, the Company has actively pursued other growth opportunities in Germany. During the third quarter of 1997, the Company acquired Telenational Communications Deutschland Limited Partnership ("TNC"), a privately held telecommunications service provider headquartered in Hamburg, Germany. TNC provides prepaid calling cards through affinity programs with large commercial customers including Lufthansa, Citibank and Diners Club. The TNC acquisition provides the Company an existing customer base, proven management team and facilitates the start-up efforts in Germany.

     Since the commencement of the Company's operations, the Company has undertaken a program of developing and expanding its service offerings, geographic focus, and network. In connection with this development and expansion, the Company has made significant investments in telecommunications circuits, switches, equipment, and software. These investments generally are made significantly in advance of anticipated customer growth and resulting revenue. The Company also has increased its sales and marketing, customer support, network operations, and field services commitments in anticipation of the expansion of its customer base and targeted geographic markets. The Company expects to continue to expand the breadth and scale of its network and related sales and marketing, customer support, and operating activities. These expansion efforts are likely to cause the Company to incur significant increases in expenses from time to time, in anticipation of potential future growth in the Company's customer base and targeted geographic markets.

     In 1997, the Company announced the creation of two continental operating divisions in North America and Europe. In conjunction with this new structure, the Company plans to further expand its European operations as business activity more fully develops in the deregulating German market and by entering other telecommunications marketplaces when regulatory and market conditions warrant. While the Company has had a successful history of entering into newly deregulated markets, there can be no assurances that the same successes will be experienced in the future.

     The Company has also expanded operations in the US local exchange business and anticipates that a significant portion of its future growth will come from this business. The local exchange business is highly competitive and includes several larger, better capitalized local service providers, including AT&T, among others, who can sustain losses associated with discount pricing, and the high initial investment and expenses typically incurred to attract local customers. The Company's US local service commenced operations in 1994 and generated an operating profit for 1997 and 1996. However, there can be no assurances that the Company will continue to achieve positive operating cash flow or profitability in this business in the future.

     The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. The Company expects to focus in the near term on building and increasing its customer base, service offerings, and targeted geographic markets, which will require it to increase significantly its expenses for marketing and development of its network and new services, and may adversely impact operating results from time to time. The Company's sales to other long distance carriers have been increasing due to the Company's marketing efforts to promote its lower international network costs. Revenue from other resellers accounted for approximately 18% and 27% of the revenues of ACC North America and ACC Europe, respectively, in 1997. Included in 1996 was $9 million of US non recurring carrier revenue, or 3% of consolidated revenue. Additionally, in 1997 the Company realized significantly reduced revenue from two Canadian carriers of $10.8 million compared to 1996. With respect to these customers, the Company competes almost exclusively on price, does not have long term contracts, and generates lower gross margins as a percentage of revenue. The Company's primary interest in carrier revenue is to utilize excess capacity on its network. Carrier revenue in 1997 was 21% of consolidated total revenue compared to 24% in 1996. Management believes that carrier revenue will continue to average 20% to 25% of consolidated total revenue as the core businesses continue to grow. The foregoing forward-looking statement is based upon expectations with respect to growth in the Company's customer base and total revenues. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

RESULTS OF OPERATIONS

     The following table presents, for the three years ended December 31, 1997, certain statement of operations data expressed as a percentage of total revenue:

                                                 Year Ended December 31,
                                                 -----------------------

                                                 1997(1)   1996    1995(2)
                                                 -------   -----   -------
Revenue:
   Toll revenue................................   87.9%     91.5%   92.8%
   Local service and other.....................   12.1       8.5     7.2
                                                 -------   -----   -------
       Total revenue...........................  100.0     100.0   100.0
Network costs..................................   58.6      62.7    60.8
                                                 -------   -----   -------
Gross profit...................................   41.4      37.3    39.2
Other operating expenses:
   Depreciation and amortization...............    6.4       5.3     6.1
   Selling expenses............................   13.7      11.0    11.4
   General and administrative..................   16.1      16.4    20.8
   Management restructuring....................    ---       ---     0.7
                                                 -------   -----   -------
       Total other operating expenses..........   36.2      32.7    39.0
                                                 -------   -----   -------
Income from operations.........................    5.2       4.6     0.2
Total other expense............................   (2.3)     (1.1)   (2.7)
Loss from operations before provision
   for (benefit from) income taxes and
   minority interest...........................    2.9       3.5    (2.5)
Provision for income taxes.....................    0.1       0.7     0.2
Minority interest in earnings of consolidated
   subsidiary..................................    ---      (0.3)   (0.1)
                                                 -----     -----   -----
Income (loss) from operations..................    2.8%      2.5%  (2.8)%
                                                 =====     =====   =====

(1) Includes the results of operations of companies acquired during 1997:
    Transphone International Ltd. from June 1, 1997, United Telecom Ltd. from July 1, 1997, VISTA International from August 1, 1997 and Telenational Communications Deutschland Limited Partnership from July 1, 1997.

(2) Includes the results of operations of Metrowide Communications from August 1, 1995, the date of acquisition.

1997 Compared with 1996

   Revenue. Total revenue for 1997 increased $63.8 million, or 21% to $372.6 million from $308.8 million in 1996. Long distance toll revenue increased $45.0 million, or 16%, to $327.5 million from $282.5 million in 1996. The growth in long distance toll revenue was fueled by a 31% increase in billable minutes. Revenue from wholesale carriers in 1997 increased to $78.9 million (21% of total revenue) from $73.4 million (24% of total revenue) in 1996. Significantly reduced revenue from two Canadian carriers were realized in 1997, accounting for a $10.8 million reduction in carrier revenue from the same period in 1996. Additionally, the 1996 period reflects $9 million of US non-recurring carrier revenue. Excluding total wholesale carrier revenue, long distance toll revenue for 1997 increased 19% from 1996. Long distance toll revenue per billable minute for the current period decreased 11%, from $.157 to $.139, largely a result of competitive pricing pressures and change in customer mix. The growth in other revenue is largely attributable to growth in market share in the competitive local exchange business in the US and a full year of revenues from Internet Canada compared to seven months in 1996.

   Total revenue (unaffiliated) in North America for 1997 increased 10% from 1996. Long distance toll revenue (unaffiliated) increased 1% from 1996. However, 1996 included $9 million of non-recurring carrier revenue, and 1997 reflects reduced revenue from two carriers of $10.8 million. Excluding total carrier revenue, long distance toll revenue in 1997 increased 11% from 1996, and is attributable to core growth in minutes and customer accounts and from acquisitions. Long distance toll revenue per minute for 1997 decreased 19% from $.150 to $.122, largely a result of competitive pricing pressures in both the US and Canada. Retail price pressures in each market are expected to continue which may impact the Company's margin. Local service and other revenue for 1997 increased $18.9 million or 72% from 1996, a result of growth in US local exchange revenue and increased Internet related revenue in Canada. The Company continues to invest in the local exchange business, having installed switches during 1997 in Buffalo, Albany, New York City, Boston and Springfield Massachusetts. Continued expansion and growth in non-toll revenue, including local exchange service, Internet and other services is expected to become a larger component of total revenue in future periods. As a percent of total revenue, non-toll revenue for 1997 was 12% compared to 8% for 1996.

   Total revenue (unaffiliated) in Europe (substantially all long distance toll revenue) for 1997 increased 47% from 1996. Excluding carrier revenue, long distance toll revenue for 1997 increased 33% from 1996, and is attributable to core growth in minutes and commercial and student customer accounts, and from acquisitions. Long distance toll revenue per billable minute for 1997 of $.174 remained unchanged from 1996, as the impact of higher revenue from carriers partially offset retail price reductions implemented during the period for international and domestic long distance rates. The German operating unit contributed a modest amount of revenue from the acquired TNC customer base as well as from switchless resale activity. Revenue per minute in Germany of $.736 in 1997 reflects a high concentration of higher rate international traffic.

   Network Costs. Network costs for 1997 increased $24.8 million or 13% to $218.4 million from $193.6 million in 1996. As a percent of revenue, network costs for 1997 was 59% compared to 63% in 1996. Network costs per billable minute for 1997 decreased 14%, from $.108 to $.093. The reduction in network costs as a percent of revenue, and per billable minute, is largely attributable to reduced contribution charges enacted during 1997 in Canada, a favorable shift in business/customer mix as higher margin local exchange revenue constitute a higher percent of revenue in 1997 as compared to 1996, declining access rates for origination and termination, and internal network efficiencies.

   Network costs in North America for 1997 as a percent of unaffiliated revenue decreased to 57% from 62% for 1996, and per billable minute also decreased from $.105 to $.084. These improvements resulted from the aforementioned reduction in Canadian contribution charges, increased amount of higher margin local exchange revenue in the US, and internal network efficiencies. Network costs in Europe for 1997 as a percent of unaffiliated revenue decreased to 62% from 65% in 1996, and per billable minute decreased from $.114 to $.110. Recent investments in switches, a UK microwave network and IRU are expected to more significantly lower network costs in the near term, as ownership of these facilities will enable the Company to reduce reliance on leased lines and increase network capacity. This forward looking statement is based on expectations regarding customer demand and the relative cost and availability of leased lines and alternative transmission facilities in the Company's markets, and could be adversely impacted by competitive pricing pressures. If such expectations are not realized, the Company's actual results may differ materially from the foregoing discussion.

   Other Operating Expenses - Selling, General and Administrative Expenses. Total Selling, General and Administrative expenses ("SG&A") for 1997 increased
$26.5 million, or 31%, to $111.0 million from $84.5 million in 1996.   As a
percent of revenue, SG&A increased to 30% from 27%. This increase is largely attributable to higher selling expenses (i.e., agents, salesperson and customer commissions) associated with growth in local exchange revenue, added overhead from acquired entities and infrastructure costs to support expansion in Germany.

   Other Income (Expense). Net interest expense for 1997 decreased by $.4 million from 1996. Merger costs in 1997 of $5.0 million were incurred in connection with the then pending mergers with US WATS Inc., and Teleport Communications Group Inc., and includes costs for investment advisory, legal, accounting and other professional services. Foreign exchange gains/losses reflect changes in the value of amounts borrowed by the foreign subsidiaries from ACC Corp., and ACC US, net of gains/losses on associated hedging contracts. The Company continues to hedge substantially all intercompany loans to foreign subsidiaries in an attempt to reduce the impact of transaction gains or losses. The Company does not engage in speculative foreign currency transactions. In 1997, the Company recognized losses on foreign currency transactions of $.2 million compared to gains of $.5 million in 1996.

   Provision for Income Taxes. Provision for income taxes for 1997 of $.5 million represented an effective tax rate of 4% compared to $2.2 million or an effective tax rate of 20% in 1996. Income taxes are provided on all taxable income in excess of available net operating loss carryforwards ("NOL's") at the statutory rate applicable for each country. The Company continues to utilize NOL's to offset taxable income generated in Canada and the UK The increase in operating earnings in both of these subsidiaries, which is not subject to tax due to utilization of NOL's, reduces the effective tax rate for the consolidated company. The Company anticipates that its effective tax rate will increase significantly in the future as taxable income in each country increases.

   Minority Interest in Earnings of Consolidated Subsidiary. Minority interest for 1996 reflects the portion of the Company's Canadian subsidiary's income attributable to the approximately 30% of that subsidiary's common stock that was publicly traded in Canada. Prior to December 31, 1996, the Company repurchased approximately 24% of the outstanding shares, and the remaining 6% was repurchased in January 1997. As a result, the Canadian subsidiary is currently 100% owned, with no remaining minority interest.

   The Company's income from operations for 1997 was $19.5 million compared to $14.2 million in 1996, and was comprised of the following: North American operations $13.2 million as compared to $12.0 million in 1996, and European operations $6.3 million as compared to $2.2 million in 1996.

1996 COMPARED WITH 1995

     Revenue. Total revenue for 1996 increased by 63% to $308.8 million from $188.9 million in 1995, reflecting growth in both toll revenue and local service and other revenue. Toll revenue for 1996 increased by 61% to $282.5 million from $175.2 million in 1995. In the United States, toll revenue increased 45% as a result of a 21% increase in billable minutes of use, primarily due to increased international sales to carriers. These international sales have a higher rate per minute, also contributing to the revenue increase. The 1996 results include $9.0 million in non-recurring carrier revenue. Excluding this non-recurring revenue, US toll revenue increased 30% over 1995. In Canada, toll revenue increased 34%, as a result of a 30% increase in billable minutes, and an increase in prices due to additional residential customers which typically have a higher revenue per minute. In the United Kingdom, toll revenue increased 142%, due to significant volume increases offset by lower prices that resulted from entering the commercial and residential markets and from competitive pricing pressure. Since the end of 1994, ACC's revenues per minute on a consolidated basis have been increasing slightly as a result of the increasing percentage of UK revenues and the Company's successful introduction of higher price per minute products, including international carrier revenue. Exchange rates did not have a material impact on the Company's consolidated revenue.

     For 1996, local service and other revenue increased by 93% to $26.3 million from $13.6 million in 1995. This increase was primarily due to the Metrowide Communications acquisition as of August 1, 1995 (approximately $5.2 million), local service revenue generated through the university program in the US (approximately $0.4 million), and the competitive local exchange company ("CLEC") operations in upstate New York (approximately $5.6 million). The Company is anticipating that a significant portion of its growth in the US operations in the future will come from CLEC operations.

     Gross Profit. Gross profit (defined as revenue less network costs) for 1996 increased to $115.2 million from $74.0 million in 1995, primarily due to the increases in revenue discussed above. Expressed as a percentage of revenue, gross profit decreased to 37% for 1996 from 39% for 1995, due to an increase in lower margin carrier traffic in the US, offset partially by improved margins in Canada and the UK due to network efficiencies and reductions in fixed charges from suppliers.

     Other Operating Expenses. Depreciation and amortization expense increased to $16.4 million for 1996 from $11.6 million in 1995. Expressed as a percentage of revenue, these costs decreased to 5% in 1996 from 6% in 1995, reflecting the increases in revenue realized during 1996. The $4.8 million increase in depreciation and amortization expense was primarily attributable to assets placed in service throughout 1996. Amortization of approximately $1.1 million associated with the customer base and goodwill recorded in the Metrowide Communications and Internet Canada asset acquisitions also contributed to the increase.

     Selling expenses for 1996 increased by 58% to $34.1 million compared with $21.6 million in 1995. Expressed as a percentage of revenue, selling expenses were 11% for 1996 compared to 11% for 1995. The $12.5 million increase in selling expenses was primarily attributable to increased marketing costs and sales commissions associated with supporting the Company's 63% growth in revenue for 1996, particularly in the UK. General and administrative expenses for 1996 were $50.4 million compared with $39.2 million in 1995. Expressed as a percentage of revenue, general and administrative expenses were 16% for 1996, compared to 21% in 1995. The increase in general and administrative expenses was primarily attributable to the Canadian ($4.3 million increase) and the UK ($4.4 million increase) subsidiaries. In the UK, costs were incurred to develop an infrastructure to support the sizable revenue growth experienced in 1996, with headcount increasing 56% over previous year levels. In Canada, headcount increased approximately 52%, partially as a result of the acquisition of Internet Canada, and partially to develop an infrastructure to support the
increasing product lines and services being offered.   Also included in general
and administrative expenses for 1996 was approximately $4.4 million related to the Company's local service market sector in New York State, compared to $1.8 million in 1995.

     Other Income (Expense). Interest expense remained fairly constant at $5.0 million for 1996 compared to $5.1 million in 1995. The 1996 expense includes the accrual of a $2.1 million contingent interest payment due to the lenders under the Company's credit facility. The 1995 amount includes expense associated with the subordinated debt which was converted to Series A Preferred Stock in September 1995, as well as expense associated with line of credit borrowings to finance working capital and capital expenditure needs. Interest income increased to $1.2 million in 1996 from $0.2 million in 1995, due to the invested proceeds from the ACC Class A Common Stock offering in May 1996.

     Foreign exchange gains and losses reflect changes in the value of the Canadian dollar and the British pound sterling relative to the US dollar for amounts lent to foreign subsidiaries. Foreign exchange rate changes resulted in a net gain of $0.5 million for 1996, compared to a $0.1 million loss in 1995, which was primarily due to a one-time gain related to a transaction which occurred on October 21, 1996 and was hedged 28 days later. The Canadian dollar moved favorably relative to the US dollar during that period. The Company continues to hedge all foreign currency transactions in an attempt to minimize the impact of transaction gains and losses on the income statement. The Company's policy is to not engage in speculative foreign currency transactions.

     Provision for Income Taxes. Provision for income taxes reflects the anticipated income tax liability of the Company's US operations based on its pretax income for the year. The provision for income taxes increased in 1996 due to increased profitability in the US business. The Company does not provide for income taxes nor recognize a benefit related to income in foreign subsidiaries due to net operating loss carryforwards generated by those subsidiaries in prior years.

     Minority Interest in Earnings of Consolidated Subsidiary. Minority interest in earnings of consolidated subsidiary reflects the portion of the Company's Canadian subsidiary's income or loss attributable to the percentage of that subsidiary's common stock that was publicly traded in Canada. Prior to October 1996, approximately 30% of ACC Canada's stock was publicly traded.
Prior to December 31, 1996, the Company repurchased approximately 24% of the outstanding shares, and the remaining 6% was repurchased subsequent to December 31, 1996. The purchase of the remaining shares was approved prior to December 31, 1996. For 1996, minority interest in earnings of the consolidated subsidiary was a loss of $0.9 million compared to a loss of $0.1 million in 1995.

     The Company's net income for 1996 was $7.8 million, compared to a net loss of $5.4 million in 1995. The 1996 net income resulted from the Company's operations in Canada (approximately $2.6 million); in the United Kingdom (approximately $0.7 million); and in the United States (approximately $4.5 million). The 1995 net loss resulted primarily from the expansion of operations in the UK (approximately $6.8 million); increased net interest expense associated with additional borrowings (approximately $4.9 million); increased depreciation and amortization from the addition of equipment and costs associated with the expansion of local service in New York State (approximately $1.6 million); and management restructuring costs (approximately $1.3 million), offset by positive operating income from the US and Canadian long distance subsidiaries of approximately $9.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operations in 1997 were $3.7 million compared to $24.2 million for 1996. The decrease of $20.5 million primarily resulted from reductions in other accrued expenses of $9.5 million in 1997 versus increases of $9.0 million in 1996. The reduction of other accrued expenses in 1997 includes the impact of payments of approximately $16 million of non-recurring expenses accrued as of December 31, 1996. Cash provided from net income before depreciation and amortization in 1997 increased $10 million over 1996, but this was offset by increases in accounts receivable (which increased in tandem with revenue growth) and changes in other working capital accounts.

     Net cash flows used in investing activities in 1997 were $91.3 million compared to $67.7 million for 1996. The increase of $23.6 million primarily resulted from greater investments in capital expenditures (largely switch equipment) of $68.5 million in 1997 compared to $33.0 million in 1996, and from the purchase in 1997 of Transphone, United Telecom, TNC and VISTA with an aggregate payment (net of cash acquired) of $22.0 million. In 1996, the Company repurchased the minority interest of ACC Canada, and that investment totaled $32.1 million.

     Net cash provided by financing activities for 1997 was $86.1 million compared to $46.2 million in 1996. The increase of $39.9 million reflects greater utilization of the Credit Facility in 1997 to fund expansion (net increase in 1997 of $89 million versus a net decrease of $22 million in 1996), partially offset by lower proceeds in 1997 from issuance of common stock ($9.8 million in 1997 versus $72.7 million in 1996).

     The Company's principal need for working capital is to meet its selling, general, and administrative expenses, network costs and capital expenditures as its business expands. In addition, the Company's capital resources have been used for acquisitions, (i.e., Metrowide Communications, Internet Canada, Transphone, United Telecom, VISTA and TNC), capital expenditures, and the repurchase of the minority interest in ACC Canada. The Company has historically reflected working capital deficits at the end of the last several years, but at December 31, 1997, reflected a working capital surplus of approximately $2.6 million, due primarily to utilization of its credit facility to satisfy current liabilities.

     Approximately $68.5 million in capital expenditures were recorded in 1997. The Company expects that it will continue to make significant capital expenditures during future periods, particularly for switching equipment for the UK and Germany, and for local exchange switches in the US markets and related costs, and billing systems. The Company's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion (including the extent of local exchange services, which is particularly capital intensive), and acquisition opportunities, economic conditions, competition, regulatory developments, the availability of capital and the ability to incur debt and make capital expenditures under the terms of the Company's financing arrangements.

     As of December 31, 1997, the Company had approximately $4.0 million of cash and cash equivalents and maintained a $150 million credit facility, subject to availability under a borrowing base formula and certain other conditions (including borrowing limits based on the Company's operating cash flow), under which $87.8 million was outstanding.

     As of December 31, 1997, the Company had $5.3 million of capital lease obligations which mature at various times from 1998 through 2002. During 1997, the Company prepaid a $4.0 million capitalized lease obligation using funds from its credit facility. The Company's financing arrangements, which are secured by substantially all of the Company's assets including stock of certain subsidiaries, require the Company to maintain certain financial ratios.

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements, and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. The Company does not use derivative financial instruments for speculative purposes. Foreign currency exchange contracts are used to mitigate foreign currency exposure and are intended to protect the US dollar value of certain currency positions and future foreign currency transactions. The aggregate fair value, based on published market exchange rates, of the Company's foreign currency forward contracts at December 31, 1997 was $61.8 million. When applicable, interest rate swap agreements are used to reduce the Company's exposure to risks associated with interest rate fluctuations. As is customary for these types of instruments, collateral is generally not required to support these financial instruments.

     By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties, and the Company's maximum potential loss may exceed the amount recognized on the Company's balance sheet. However, at December 31, 1997, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. The Company controls its exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts, and management believes that no reserves for losses are required. Based upon the Company's knowledge of the financial position of the counterparties to its existing derivative instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

     On December 19, 1997, the Company amended and restated its credit facility increasing the amount available to $150 million (the "Amended Credit Facility"). The Amended Credit Facility is syndicated among six financial institutions. Borrowings can be made in US dollars, Canadian dollars, British pounds sterling and German Deutsche Marks, and are limited individually to $30.0 million for ACC Canada, $50.0 million for ACC UK, and $20.0 million for ACC Germany, with any unused capacity available for ACC Corp. and its US subsidiaries. The Amended Credit Facility will be used to finance capital expenditures and provide working capital. The Amended Credit Facility limits the amount that may be borrowed against this facility based on the Company's operating cash flow. The Amended Credit Facility also contains certain covenants including restrictions on the payment of dividends, maintenance of a maximum leverage ratio, minimum debt service coverage ratio, maximum fixed charge coverage ratio, and minimum net worth, all as defined under the Amended Credit Facility and subjective covenants. At December 31, 1997, the Company had available $59.0 million under the Amended Credit Facility. Borrowings under the Amended Credit Facility are secured by certain of the Company's assets and will bear interest at either the LIBOR rate or the base rate (representing the greater of the prime interest rate or the federal funds rate plus 1/2%), with additional percentage points added based on a ratio of debt to operating cash flow, as defined in the Amended Credit Facility. The maximum aggregate commitment and the sublimits of the Amended Credit Facility are required to be reduced by 8.0% per quarter commencing on March 31, 2000 until December 31, 2001, and by 9.0% per quarter commencing on March 31, 2002 until maturity of the loan in December 2002. All amounts outstanding under the Amended Credit Facility may become due and payable, at the discretion of the financial institutions, upon the closing of the Merger. The Company is currently negotiating with its lenders to obtain a waiver of this requirement. There can be no assurance that such a waiver will be obtained.

     The Company believes that, under its present business plan, access to cash through the Amended Credit Facility, and cash from operations, will be sufficient to meet anticipated working capital needs, capital expenditure requirements and expansion plans for the forseeable future. The forward-looking information contained in the previous sentence may be affected by a number of factors, including the matters described in this paragraph and "Risk Factors". The Company may need to raise additional capital from public or private equity or debt sources in order to finance its operations, capital expenditures, and growth for future periods. In addition, the Company may have to refinance a substantial amount of indebtedness and obtain additional funds prior to 2002, when the Amended Credit Facility matures. Moreover, the Company believes that continued growth and expansion through acquisitions, investments, and strategic alliances is important to maintain a competitive position in the market and, consequently, a principal element of the Company's business strategy is to develop relationships with strategic partners and to acquire assets or make investments in businesses that are complementary to its current operations. The Company may need to raise additional funds in order to take advantage of opportunities for acquisitions, investments, and strategic alliances or more rapid international expansion, to develop new products, or to respond to competitive pressures. There can be no assurance that the Company will be able to raise such capital on acceptable terms or at all. The Company's ability to obtain additional sources of capital will depend upon, among other things, its financial condition at the time, the restrictions and the instruments governing its indebtedness and other factors, including market conditions, beyond the control of the Company. Additional sources of capital may include public and private equity and debt financings, sale of assets, capitalized leases and other financing arrangements. In the event that the Company is unable to obtain additional capital or is unable to obtain additional capital on acceptable terms, the Company may be required to reduce the scope of its presently anticipated expansion opportunities and capital expenditures, which could have a material adverse effect on its business, results of operations and financial condition and could adversely impact its ability to compete.

     The Company may seek to develop relationships with strategic partners both domestically and internationally and to acquire assets or make investments in businesses that are complementary to its current operations. Such acquisitions, strategic alliances, or investments may require that the Company obtain additional financing and, in some cases, the approval of the Company's creditors. The Company's ability to effect acquisitions, strategic alliances, or investments may depend upon its ability to obtain such financing and, to the extent applicable, consents from creditors.

     The TCG Merger Agreement contains certain restrictions on the conduct of ACC's business prior to the consummation of the Merger.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated results of operations or financial position.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, certain specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated results of operations or financial position.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data are included under Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at the Company's Annual Meeting of Shareholders, if an Annual Meeting is held during 1998, will be set forth under the heading "Election of Directors" in the Company's Definitive Proxy Statement for such Annual Meeting, which is incorporated by reference herein.

     The information required by Item 10 of Form 10-K with respect to executive officers is, pursuant to Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, set forth in Part I as Item 4-A of this Form 10-K under the heading "Executive Officers of the Registrant."

ITEM 11.       EXECUTIVE COMPENSATION.

     The information required by Item 11 of Form 10-K will be set forth under the heading "Compensation of Executive Officers and Directors" in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders, if an Annual Meeting is held during 1998, which is incorporated by reference herein.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1997, the number and percentage of outstanding shares of ACC Stock beneficially owned by: (i) each director of ACC; (ii) each of the persons comprising the office of the Chief Executive Officer of ACC and the other four most highly compensated executive officers of ACC; (iii) each person or group known to ACC to be the beneficial owner of more than 5% of the outstanding shares of ACC Stock; and (iv) all directors and executives officers of ACC as a group. ACC believes that each individual in this group has sole investment and voting power with respect to his or her shares subject to community property laws where applicable and except as otherwise noted:

                              NAME OF BENEFICIAL OWNER                                         Shares Beneficially Owned
                                                                                       ------------------------------------------
                                or Identity of Group                                            NUMBER              PERCENTAGE
                                --------------------                                            ------              ----------
Christopher Bantoft..................................................................         46,100(1)                  *
Michael R. Daley.....................................................................        141,241(2)                  *
Steve M. Dubnik......................................................................        109,475(3)                  *
Richard T. Aab.......................................................................      1,085,872(4)                 6.3
Hugh F. Bennett......................................................................         18,300(5)                  *
Arunas A. Chesonis...................................................................        238,234(6)                 1.3
Willard Z. Estey.....................................................................         15,000(7)                  *
Leslie D. Shroyer....................................................................          2,000(8)                  *
Daniel D. Tessoni....................................................................         30,000(9)                  *
Robert M. Van Degna..................................................................         18,000(10)                 *
Mae H. Squier-Dow....................................................................         79,490(11)                 *
Kevin S. Dickens.....................................................................              0(12)                 *
John J. Zimmer.......................................................................         38,130(13)                 *
All directors and executive officers as a group (14 persons, including those persons
named above other than Richard T. Aab and the Equitable Companies)...................        743,470(1)(2)              4.4
                                                                                                    (3)(4)
                                                                                                    (5)(6)
                                                                                                    (7)(8)
                                                                                                    (9)(10)
                                                                                                   (11)(12)
                                                                                                   (13)(14)

________________
* Indicates less than 1% of ACC's issued and outstanding shares.
(1) Includes options to purchase 46,100 shares that are or will become exercisable by Mr. Bantoft within the next 60 days. Does not include 31,175 shares issuable upon the exercise of options that are not deemed to be presently exercisable, nor stock incentive rights with respect to 15,000 shares granted pursuant to ACC's Long-Term Incentive Plan.

(2) Includes options to purchase 13,662 shares that are or will become exercisable by Mr. Daley within the next 60 days. Does not include 27,238 shares issuable upon the exercise of options that are not deemed to be presently exercisable.

(3) Includes options to purchase 45,897 shares that are or will become exercisable by Mr. Dubnik within the next 60 days. Does not include 35,225 shares issuable upon the exercise of options that are not deemed to be presently exercisable, nor stock incentive rights with respect to 15,000 shares granted pursuant to ACC's Long-Term Incentive Plan.

(4) Includes 100,000 shares that are owned by Melrich Associates, L.P., a family partnership of which Mr. Aab is a general partner and therefore shares investment and voting power with respect to such shares. Mr. Aab's address is 29 Woodstone Rise, Pittsford, New York 14534. The foregoing information was reported in a Schedule 13G (Amendment No. 9) that was filed with the Commission in January 1998, a copy of which was received by ACC.

(5) Mr. Bennett and his spouse share voting and investment power with respect to 400 of the shares. Includes options to purchase 15,000 shares under the Non-Employee Directors' Stock Option Plan that are presently exercisable. Does not include an option to purchase 7,500 shares granted under such Plan that is not deemed to be presently exercisable.

(6) Includes 13,730 shares owned by Mr. Chesonis's spouse and options to purchase 129,709 shares that are or will become exercisable by Mr. Chesonis or his spouse within the next 60 days. Does not include 32,477 shares issuable upon the exercise of options that are not deemed to be presently exercisable by Mr. Chesonis or his spouse.

(7) Includes options to purchase 15,000 shares under the Non-Employee Directors' Stock Option Plan that are presently exercisable. Does not include an option to purchase 7,500 shares granted under such Plan that is not deemed to be presently exercisable.

(8) Does not include an option to purchase 7,500 shares under the Non-Employee Directors' Stock Option Plan that is not deemed to be presently exercisable.

(9) Mr. Tessoni and his spouse share investment and voting power with respect to all shares which he beneficially owns. Includes options to purchase 15,000 shares under the Non-Employee Directors' Stock Option Plan that are presently exercisable. Does not include an option to purchase 7,500 shares granted under such Plan that is not deemed to be presently exercisable.

(10) Includes options to purchase 15,000 shares under the Non-Employee Directors' Stock Option Plan that are presently exercisable. Does not include an option to purchase 7,500 shares granted under such Plan that is not deemed to be presently exercisable.

(11) Includes options to purchase 61,813 shares that are or will become exercisable by Ms. Squier-Dow within the next 60 days. Does not include 38,225 shares issuable upon the exercise of options that are not deemed to be presently exercisable, nor stock incentive rights with respect to 10,000 shares granted pursuant to ACC's Long-Term Incentive Plan.

(12) Does not include 45,000 shares issuable upon the exercise of options that are not deemed to be presently exercisable.

(13) Includes options to purchase 28,199 shares that are or will become exercisable by Mr. Zimmer within the next 60 days. Does not include 8,551 shares issuable upon the exercise of options that are not deemed to be presently exercisable.

(14) Includes options to purchase a total of 7,500 shares that are or will become exercisable by two executive officers of ACC, in addition to those named above, within the next 60 days. Does not include a total of 7,500 shares issuable upon the exercise of options that are not deemed to be presently exercisable by such executive officers.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 of Form 10-K will be set forth under the heading "Certain Transactions" in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders, if an Annual Meeting is held during 1998, which is incorporated by reference herein.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)    FINANCIAL STATEMENTS AND EXHIBITS.
            ---------------------------------

            (1) FINANCIAL STATEMENTS.  (a) The following Financial Statements of
                --------------------
the Company are included herewith as follows:

     Report of Independent Public Accountants

     Consolidated Balance Sheets, December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ACC Corp.:

We have audited the accompanying consolidated balance sheets of ACC Corp. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACC Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                  Arthur Andersen LLP

Rochester, New York,
 February 3, 1998, except for
the matter described in the second
paragraph of Note 10, as to which
the date is March 11, 1998.

                          ACC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (Amounts in 000s, except share and per share data)

                                                  December 31,       December 31,
                                                      1997               1996
                                                 ---------------    --------------

CURRENT ASSETS:
 Cash and cash equivalents                               $3,988            $2,035
 Accounts receivable, net of allowance
  for doubtful accounts of $5,291 in
  1997 and $3,795 in 1996                                76,909            51,474
 Other receivables                                        3,732             3,792
 Prepaid expenses and other assets                        7,718             4,632
                                                 ---------------    --------------

  TOTAL CURRENT ASSETS                                   92,347            61,933
                                                 ---------------    --------------



PROPERTY, PLANT, AND EQUIPMENT:
 At cost                                                189,249           119,398
 Less-accumulated depreciation and
  amortization                                          (53,523)          (38,946)
                                                 ---------------    --------------
  TOTAL PROPERTY, PLANT, AND EQUIPMENT                  135,726            80,452
                                                 ---------------    --------------







OTHER ASSETS:
 Goodwill and customer base, net                         73,607            50,629
 Deferred installation costs, net                         5,668             4,312

 Other                                                   12,270             6,705
                                                ---------------    --------------
  TOTAL OTHER ASSETS                                     91,545            61,646
                                                ---------------    --------------







   TOTAL ASSETS                                        $319,618          $204,031
                                                ===============    ==============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                                                  December 31,       December 31,
                                                      1997              1996
                                                 ---------------   ---------------

   CURRENT LIABILITIES:                                  $1,000               $730
    Notes payable
    Current maturities of                                 2,853              3,521
     long-term debt                                      23,374             15,351
    Accounts payable                                     35,973             22,908
    Accrued network costs                                26,593             34,884
    Other accrued expenses
                                                  ---------------   ---------------
                                                         89,793             77,394
      TOTAL CURRENT LIABILITIES                   ---------------   ---------------

                                                          1,888              2,767
   Deferred income taxes                          ---------------   ---------------

                                                         90,221              6,007
   Long-term debt                                 ---------------   ---------------



 SHAREHOLDERS' EQUITY:
  Preferred Stock, $1.00 par value, Authorized -
   1,990,000 shares; Issued - no shares
  Class A Common Stock, $.015 par value
   Authorized - 50,000,000 shares                          -                 -
   Issued - 18,297,145 in 1997 and
   17,684,361  in 1996                                      275                265
  Class B Common Stock, $.015 par value,
   Authorized - 25,000,000 shares;
   Issued - no shares                                      -                 -
  Capital in excess of par value                        126,707            116,878
  Cumulative translation adjustment                      (1,739)            (1,362)
  Retained earnings                                      14,083              3,692
                                                   ---------------   ---------------
                                                        139,326            119,473

  Less-

  Treasury stock, at cost (1,089,884
    shares)                                              (1,610)            (1,610)
                                                   ---------------   ---------------
     TOTAL SHAREHOLDERS' EQUITY                         137,716            117,863
                                                   ---------------   ---------------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                              $319,618           $204,031
                                                   ===============   ===============

ACC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000s, except share and per share data)

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

For the Years Ended December 31,                                  1997                  1996                  1995

------------------------------------------------------------------------------------------------------------------------------------

REVENUE:
 Toll revenue                                                   $327,490              $282,497              $175,269
 Local service and other                                          45,123                26,270                13,597
                                                        -----------------     -----------------     -----------------

Total revenue                                                    372,613               308,767               188,866

Network costs                                                    218,361               193,599               114,841
                                                        -----------------     -----------------     -----------------

Gross profit                                                     154,252               115,168                74,025

OTHER OPERATING EXPENSES:
  Depreciation and amortization                                   23,712                16,433                11,614
  Selling expenses                                                50,958                34,072                21,617
  General and administrative                                      60,069                50,439                39,248
  Management restructuring                                             -                     -                 1,328
                                                        -----------------     -----------------     -----------------
Total other operating expenses                                   134,739               100,944                73,807
                                                        -----------------     -----------------     -----------------

 Income from operations                                           19,513                14,224                   218

OTHER INCOME (EXPENSE):
  Interest income                                                    215                 1,151                   198
  Interest expense                                                (3,729)               (5,025)               (5,131)
  Merger costs                                                    (4,970)                   -                      -
  Foreign exchange gain (loss)                                      (162)                  509                  (110)
                                                        -----------------     -----------------     -----------------

Total other income (expense)                                      (8,646)               (3,365)               (5,043)
                                                        -----------------     -----------------     -----------------

 Income (loss) from operations before provision
  for income taxes
  and minority interest                                           10,867                10,859                (4,825)

Provision for income taxes                                           476                 2,185                   396

 Minority interest in earnings of
  consolidated subsidiary                                              -                  (909)                 (133)
                                                        -----------------     -----------------     -----------------


 NET INCOME (LOSS)                                                10,391                 7,765                (5,354)
 Less Series A Preferred Stock dividend                                -                  (972)                 (401)
 Less Series A Preferred Stock accretion                               -                (1,509)                 (139)
                                                        -----------------     -----------------     -----------------

Net income (loss) applicable to Common Stock                     $10,391                $5,284               ($5,894)
                                                        =================     =================     =================

Net income (loss) per common share:
  Basic                                                            $0.62                 $0.37                ($0.52)
                                                        =================     =================     =================
  Diluted                                                          $0.59                 $0.34                ($0.52)
                                                        =================     =================     =================

Weighted average shares outstanding:
  Basic                                                       16,839,039            14,463,728            11,358,693
                                                        =================     =================     =================
  Diluted                                                     17,690,223            15,540,115            11,358,693
                                                        =================     =================     =================

The accompanying notes to consolidated financial statements are an integral part of these statements.


ACC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(Amounts in 000s, except share and per share data)

                                                               Class A
                                                             Common Stock       Capital in  Cumulative     Retained
                                                          ---------------------  Excess of  Translation    Earnings  Treasury
                                                            Shares       Amount  Par Value   Adjustment    (Deficit)  Stock   Total
                                                          -------------------------------------------------------------------------
Balance, December 31, 1994                                 11,478,902    $172   $20,013   ($1,013)       $1,524   ($1,610)   $19,086

Stock options exercised                                        50,287       1       479     -           -           -            480
Sale of stock                                               1,237,500      18    11,078     -           -           -         11,096
Employee stock purchase plan shares issued                     35,450       1       296     -           -           -            297
Stock warrants exercised                                      123,750       2     1,186     -           -           -          1,188
Stock warrants issued                                        -              -       200     -           -           -            200
Accretion of Series A Preferred Stock                        -              -      (139)    -           -           -          (139)
Series A Preferred Stock dividends                           -              -      (401)    -           -           -          (401)
Acceleration of stock option vesting due to termination      -              -       134     -           -           -           134
Dividends ($.02 per common share)                            -              -       -       -              (243)    -          (243)
Cumulative translation adjustment                            -              -       -         63        -           -            63
Net loss                                                     -              -       -       -            (5,354)    -        (5,354)
                                                         -------------------------------------------------------------------------


Balance, December 31, 1995                                 12,925,889    $194   $32,846    ($950)       ($4,073)  ($1,610)  $26,407

Stock options exercised                                       587,881       9     4,712       -             -         -       4,721
Class A Common Stock offerings                              3,018,750      45    62,849       -             -         -      62,894
Conversion of Series A Preferred Stock                        937,500      14    11,915       -             -         -      11,929
Employee stock purchase plan shares issued                     19,341      -        343       -             -         -         343
Stock warrants exercised                                      195,000       3     2,077       -             -         -       2,080
Increase in investment in Canadian subsidiary                    -         -      1,254       -             -         -       1,254
Disqualifying dispositions                                       -         -      3,000       -             -         -       3,000
Accretion of Series A Preferred Stock                            -         -     (1,509)      -             -         -      (1,509)
Series A Preferred Stock dividends                               -         -       (972)      -             -         -        (972)
Acceleration of stock option vesting due to termination          -         -        206       -             -         -         206
Stock incentive rights issued                                    -         -        157       -             -         -         157
Cumulative translation adjustment                                -         -        -       (412)           -         -        (412)
Net income                                                       -         -        -         -           7,765       -       7,765
                                                           ------------------------------------------------------------------------


Balance, December 31, 1996                                 17,684,361    $265  $116,878  ($1,362)        $3,692   ($1,610) $117,863

Stock options exercised                                       573,195       9     7,241      -             -        -         7,250
Employee stock purchase plan shares issued                     28,339       1       686      -             -        -           687
Stock warrants exercised                                       11,250       -       140      -             -        -           140
Disqualifying dispositions                                     -            -     1,200      -             -        -         1,200
Stock incentive rights issued                                  -            -       562      -             -        -           562
Cumulative translation adjustment                              -            -        -      (377)          -        -          (377)
Net income                                                     -            -        -       -            10,391    -        10,391
                                                           -----------------------------------------------------------------------

Balance, December 31, 1997                                 18,297,145    $275  $126,707  ($1,739)        $14,083  ($1,610) $137,716
                                                           =======================================================================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ACC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000s)


                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                       1997           1996          1995
                                                                     ----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     $10,391         $7,765       ($5,354)

 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                        23,712         16,433        11,614
   Deferred income taxes                                                  (930)         3,110           609
   Minority interest in earnings (loss) of consolidated subsidiary           -            909           133
   Unrealized foreign exchange (gain) loss                                (121)          (758)          180
   Amortization of deferred financing costs                                629            425           263
   (INCREASE) DECREASE IN ASSETS:
      Accounts receivable, net                                         (22,442)       (11,212)      (17,437)
      Other receivables                                                     87          1,955         1,782
      Prepaid expenses and other assets                                 (8,289)        (2,282)       (1,057)
      Deferred installation costs                                       (3,884)        (2,631)       (2,983)
      Other                                                                              (148)          846
   INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable                                                   4,417          7,511        (7,013)
      Accrued network costs                                              9,627         (5,837)       17,824
      Other accrued expenses                                            (9,506)         9,008         4,560
                                                                     ----------    -----------    ----------


        Net cash provided by operating activities                        3,691         24,248         3,967
                                                                     ----------    -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                            (68,479)       (33,030)      (12,424)
  Repurchase of minority interest                                            -        (32,092)        -
  Payment for purchase of subsidiaries, net of cash acquired           (21,958)        -             (2,313)
  Acquisition of customer base                                            (840)        (2,620)         (557)
                                                                     ----------    -----------    ----------

        Net cash used in investing activities                          (91,277)       (67,742)      (15,294)
                                                                     ----------    -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit and notes payable                   211,673         26,375       113,602
  Repayments under lines of credit and notes payable                  (123,145)       (48,676)     (119,204)
  Repayment of long-term debt, other than lines of credit              (10,414)        (3,704)       (3,078)
  Proceeds from issuance of common stock                                 9,839         72,669        13,261
  Proceeds from issuance of convertible debt                                 -              -        10,000
  Financing costs                                                       (1,805)          (495)       (2,876)
  Dividends paid                                                             -              -          (451)
                                                                     ----------    -----------    ----------

        Net cash provided by financing activities                       86,148         46,169        11,254
                                                                     ----------    -----------    ----------

Effect of exchange rate changes on cash                                  3,391         (1,158)         (430)
                                                                     ----------    -----------    ----------

Net increase (decrease) in cash                                          1,953          1,517          (503)

Cash and cash equivalents at beginning of year                           2,035            518         1,021
                                                                     ----------    -----------    ----------

Cash and cash equivalents at end of year                                $3,988         $2,035          $518
                                                                     ==========    ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                              $4,122         $2,840        $4,146
                                                                     ==========    ===========    ==========

  Income taxes, net of refunds                                            $884         $1,808          $203
                                                                     ==========    ===========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Equipment purchased through capital leases                            $2,333         -             $7,389
                                                                     ==========    ===========    ==========

  Fair value of assets acquired                                        $36,061         $5,136       $10,800
    Less -  cash paid at acquisition date, net of cash acquired        (21,958)        (3,001)       (1,500)
    Less  - short term notes payable                                         -              -        (2,966)
                                                                     ----------    -----------    ----------
  Liabilities assumed                                                  $14,103         $2,135        $6,334
                                                                     ==========    ===========    ==========

  Other assets purchased with long-term debt                                 -         $2,775              -
                                                                     ==========    ===========    ==========

  Conversion of convertible debt to Series A Preferred Stock                 -              -        $10,000
                                                                     ==========    ===========    ==========

  Conversion of Series A Preferred Stock to Class A Common
  Stock, including cumulative dividends and accretion                        -        $11,929         -
                                                                     ==========    ===========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                           ACC. CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include all accounts of ACC Corp. (a Delaware corporation) and its direct and indirect subsidiaries ("the Company" or "ACC"). Principal operating subsidiaries include: ACC TeleCom ("ACC US"), ACC TelEnterprises Ltd. ("ACC Canada"), ACC Long Distance UK Ltd. ("ACC UK"), and ACC Telekommunikation GmbH ("ACC Germany"). All operating subsidiaries are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements reflect the results of operations of acquired companies since their respective acquisition dates.

     B.  MINORITY INTEREST:

     On July 6, 1993, the Company's then wholly-owned Canadian subsidiary, ACC TelEnterprises Ltd., completed an initial public offering of 2 million common shares for Cdn. $11.00 per share. The Company received net proceeds of approximately Cdn. $20.7 million after underwriters' fees and before other direct costs of the offering of Cdn. $1.3 million. As a result of the offering, ACC Corp.'s ownership was reduced to approximately 70%.

     Minority interest represents the non-Company owned shareholder interest in ACC TelEnterprises Ltd.'s equity primarily resulting from the 1993 public offering. In the third quarter of 1996, the Company made a cash tender offer of Cdn. $21.50 per share for the repurchase of the minority-held shares. In September 1996, the tender offer was approved by the Boards of Directors of both companies and, in the fourth quarter of 1996, approximately 1.9 million of the outstanding shares, representing approximately 81.5% of the minority interest, were tendered and purchased by the Company for Cdn. $40.4 million (US $29.5 million), increasing the Company's ownership in ACC Canada to 93.9% as of December 31, 1996. As fewer than 90% of the publicly held shares were deposited under the tender offer, the Company formed a subsidiary for the purpose of acquiring the remaining minority interest of ACC Canada. Prior to December 31, 1996, the shareholders of ACC Canada approved the amalgamation of ACC Canada and the new subsidiary. The amalgamation was effective January 1, 1997 and the remaining minority interest shares of ACC Canada were replaced with shares of the new subsidiary. These shares were purchased by the new subsidiary at a price of Cdn. $21.50 per share (see Note 1 G).

     C.  REVENUE:

     The Company records as long distance toll revenue the amount of communications services rendered, as measured by the related minutes of toll traffic processed or flat-rate services billed, after deducting an estimate of the traffic or services which will neither be billed nor collected. Local service and other revenue represents revenue derived from the provision of local exchange services, including local dial tone, direct access lines, and monthly subscription fees, as well as data services, and is recorded as the services are provided and billed. Revenue from prepaid calling cards is recognized when received.

     D.  OTHER RECEIVABLES:

     Other receivables at December 31, 1997 consist of receivables primarily related to taxes receivable (approximately $1.7 million), amounts due from counterparties under cross-currency rate swap agreements (approximately $1.5 million), and other individually nominal, miscellaneous receivables (approximately $0.5 million). Other receivables at December 31, 1996 consist of receivables primarily related to taxes receivable (approximately $1.8 million), the financing of university projects (approximately $0.5 million), officer notes receivable (approximately $0.4 million), and other individually nominal, miscellaneous receivables (approximately $1.1 million).

                           ACC. CORP AND SUBSIDIARIES

     E.  PROPERTY, PLANT, AND EQUIPMENT:

     The Company's property, plant, and equipment consisted of the following at December 31, 1997 and 1996 (amounts in 000s):

                                                  1997      1996
                                                --------  --------

     Equipment................................  $126,661  $ 90,257
     Computer software and software licenses..    16,064    12,682
     Other....................................    46,524    16,459
                                                --------  --------
     Total....................................  $189,249  $119,398
                                                ========  ========

     Other property, plant and equipment includes accumulated costs for uncompleted projects in progress of approximately $36.7 million as of December 31, 1997, and $9.5 million as of December 31, 1996. These costs primarily relate to projects to acquire, install and make operational switch and transmission equipment, and major software systems. Projects in progress at December 31, 1997 are expected to be completed in the first half of 1998.

     Depreciation and amortization of property, plant, and equipment is computed using the straight-line method over the following estimated useful lives:

     Leasehold improvements..............................  Life of lease
     Equipment, including assets under capital leases....  2 to 15 years
     Computer software and software licenses.............  5 to 7 years
     Office equipment and fixtures.......................  3 to 10 years
     Vehicles............................................  3 years

     Equipment and computer software include assets financed under capital lease
obligations.   A summary of these assets at December 31, 1997 and 1996 is as follows (amounts in 000s):
                                                  1997      1996
                                                --------  --------

     Cost.....................................  $10,566   $14,336
     Less -- accumulated amortization.........   (6,032)   (6,194)
                                                -------   -------
     Total, net...............................  $ 4,534   $ 8,142
                                                =======   =======

     Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

     The Company reviews long-lived assets to be held and used, including related goodwill, for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an impairment exists, a loss is recognized to the extent the carrying value of the asset exceeds its fair value.

     F.  DEFERRED COSTS:

     Costs incurred for the installation of direct access lines are amortized on a straight-line basis over the estimated useful life of three to ten years. Accumulated amortization of deferred installation costs totaled approximately $8.6 million and $6.4 million at December 31, 1997 and 1996, respectively.

     G.  GOODWILL AND CUSTOMER BASE:

     Each of the Company's acquisitions have been accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities of the acquired companies based on their fair values at the acquisition date.

                           ACC. CORP AND SUBSIDIARIES

     As of August 1, 1995, ACC TelEnterprises Ltd. acquired Metrowide Communications ("Metrowide"). Metrowide, based in Toronto, Canada, provides local and long distance services to customers based in Ontario and Quebec, Canada. The results of operations of Metrowide are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was Cdn. $15.1 million (US $11.0 million) including Cdn. $9.1 million (US $6.6 million) of liabilities assumed. All payments related to the purchase price of the acquisition were made as of December 31, 1996.

     In May 1996, ACC Canada purchased certain assets and assumed certain liabilities of Internet Canada Corp., a company based in Toronto, Canada, which is engaged in the business of providing Internet access and website design and development. The purchase price was Cdn. $5.2 million. All payments related to the purchase price of the acquisition were made as of December 31, 1996.

     Goodwill of Cdn. $11.1 million (US $8.1 million) associated with the ACC TelEnterprises Ltd. asset purchases is being amortized over 20 years.

     Also in 1996, as described above, the Company repurchased a significant portion of the minority interest in ACC TelEnterprises Ltd. The minority-held shares were purchased for Cdn. $21.50 per share, which represented a premium over the book value of the shares. The total amount paid in 1996 for this acquisition was Cdn. $43.7 million (US $32.0 million). In 1997, the remaining 6.1% interest was acquired for Cdn. $9.0 million (US $6.6 million). The resulting goodwill, approximately Cdn. $48.0 million (US $35.0 million), will be amortized over a 40 year life.

     The following unaudited pro forma summary gives effect to the acquisition of Internet Canada Corp. and the acquisition of the minority interest of ACC Canada as if they had occurred at the beginning of 1995, after giving effect to certain pro forma adjustments, including elimination of the minority interest in earnings of ACC Canada, amortization of the goodwill and customer base acquired in the acquisitions, interest expense on the acquisition financing, and related income tax effects. This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the acquisitions had occurred at the beginning of 1995, nor is it necessarily indicative of the results of operations which may occur in the future. Anticipated efficiencies from the combination of Internet Canada and ACC Canada are not fully determinable and therefore have been excluded from the amounts included in the pro forma summary below (amounts in 000s, except share and per share data).

                                                     (Unaudited)
                                                    -------------
                                                Years ended December 31,
                                                   1996         1995
                                                ----------  -------------

Total revenue                                     $308,767    $188,866
Income (loss) from operations                       13,175      (1,066)
Net income (loss)                                    5,372      (8,659)
Share data:
Net income (loss)                                 $   0.34    $  (0.74)
Net income (loss) applicable to common stock      $   0.18    $  (0.79)
Weighted average shares outstanding                 15,641      11,685

     During 1997, the Company consummated several business combinations, all accounted for as purchases, as follows:


     ACC UK acquired Transphone International Ltd. ("Transphone"), a long distance reseller based in London, UK The results of operations of Transphone are reflected in the 1997 consolidated results of operations effective June 1, 1997. Transphone reported 1.5 million pounds sterling (US $2.4 million) in annual revenues for the calendar year ended December 31, 1996.

     ACC UK acquired United Telecom Ltd. ("UT"), a pre-paid calling card and long distance services provider based in London, UK The results of operations of UT are reflected in 1997 consolidated results of operations effective July 1, 1997. UT reported 2.8 million pounds sterling (US $4.5 million) in annual revenue for the fiscal year ended April 30, 1997.

                           ACC. CORP AND SUBSIDIARIES

     ACC US acquired VISTA International Communications Inc. ("VISTA"), a privately held switch-based long distance provider based in Mount Arlington, New Jersey. VISTA provides services to small-to-medium sized commercial customers in the Northeastern US, with concentrations primarily in New Jersey and Pennsylvania. The results of operations of VISTA are reflected in the 1997
consolidated results of operations effective August 1, 1997.   VISTA reported
$10 million in annual revenue for the calendar year ended December 31, 1996.

     ACC Germany acquired all the interests of Telenational Communications Deutschland Limited Partnership ("TNC"), a privately held telecommunications services provider based in Hamburg, Germany. TNC was a supplier of prepaid calling cards, and developed affinity programs with large commercial customers. The results of operations of TNC are reflected in the 1997 consolidated results of operations effective July 1, 1997. TNC reported annualized revenue of German Deutsche Marks (DM) 7.8 million (US $4.3 million).

     The aggregate amount paid for these acquisitions was US $22.9 million. The estimated fair value of assets acquired (including intangibles) was US $37.0 million, and liabilities assumed was US $14.1 million. Goodwill associated with these acquisitions was US $21.6 million, and is being amortized from 20 to 40 years. Customer base intangibles associated with these acquisitions was US
$7.1 million, and is being amortized from 5 to 7 years.

     Accumulated amortization of all goodwill approximated US $2.3 million and $0.5 million at December 31, 1997 and 1996, respectively. The Company amortizes acquired customer bases on a straight-line basis over five to seven years. Accumulated amortization of customer base totaled approximately $8.3 million and $5.5 million at December 31, 1997 and 1996, respectively.

     H.  EARNINGS PER SHARE:

     During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Adoption of this Statement did not have a material effect on the reported earnings per share of the Company. All prior-period earnings per share data have been restated to conform to the provisions of the Statement.

     The following table reconciles the numerators and denominators of basic and diluted earnings per share (amounts in 000s, except share and per share data):



                                                              FOR THE YEAR ENDED DECEMBER 31, 1997

                                                      Income                  Shares                Per-Share
                                                   (Numerator)             (Denominator)              Amount
                                                   -----------             -------------              ------
BASIC EPS
Net income applicable to common stock                $10,391                 16,839,039                $0.62
                                                                             ----------                -----

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                              -                       851,184
                                                   -----------               ----------
DILUTED EPS
Net income applicable to common stock                $10,391                 17,690,223                $0.59
                                                     -------                 ----------                -----

                           ACC. CORP AND SUBSIDIARIES

                                                                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                                             Income                  Shares                Per-Share
                                                          (Numerator)            (Denominator)              Amount
                                                          -----------            -------------              ------
Net income                                                $ 7,765
Less:  Series A Preferred Stock dividend                     (972)
          Series A Preferred Stock accretion               (1,509)
                                                          -------

BASIC EPS
Net income applicable to common stock                       5,284              14,463,728                   $0.37
                                                                                                            -----

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                                   -                  1,076,387
                                                          -------              ----------

DILUTED EPS
Net income applicable to common stock                       5,284              15,540,115                   $0.34
                                                           -------             ----------                   -----

     No reconciliation is provided for 1995 as the effect would be anti-dilutive. All share information noted above represents the weighted-average number of shares during the period. All references to common shares have been retroactively restated to reflect an August 8, 1996 three-for-two stock dividend.

     I.  FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of ACC Canada, ACC UK and ACC Germany, operating in Canada, the United Kingdom and Germany, respectively, are translated into US dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the exchange rate at the date of the transaction. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are included as part of the cumulative translation adjustment component of shareholders' equity, while gains and losses resulting from foreign currency transactions are included in net income.

     J.  INCOME TAXES:

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

     K.  CASH EQUIVALENTS:

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

                           ACC. CORP AND SUBSIDIARIES

     The Company enters into contracts to buy and sell foreign currencies in the future in order to protect the value of the US dollar denominated net liabilities of its foreign subsidiaries. The fair value method is used to account for these instruments. Under the fair value method, changes in fair value are recognized in the consolidated balance sheets as a component of other accrued expenses, and in the consolidated statements of operations as foreign currency gain or loss. For reporting purposes, the contractual assets or liabilities of the foreign currency agreements are offset because the agreements provide for a right of offset. Any premiums or discounts related to foreign currency contracts are amortized over the life of the contracts.

     At December 31, 1997, the Company had net foreign currency contracts outstanding to buy forward the US dollar equivalent of Cdn. $45.4 million, 15.9 million pounds sterling and DM 6.4 million. These contracts mature through May 1998.

     At December 31, 1996, the Company had net foreign currency contracts outstanding to buy forward the US dollar equivalent of Cdn. $38.4 million and
14.5 million pounds sterling.

     The Company has entered into a cross-currency rate swap transaction with a financial institution which hedges the foreign currency risk associated with a portion of intercompany debt due from the Canadian subsidiary to ACC Corp. and also converts the variable rate of interest to a fixed rate. The agreement, which commenced on December 31, 1996, has a two-year term. Under the agreement, the Company pays a fixed rate of interest on a notional amount of Cdn. $33.5 million at a rate of 6.98% and receives a variable rate of interest at the US prime rate on a notional amount of $25.0 million. Interest is paid quarterly. The net of the notional amounts based on the exchange rate at December 31, 1997 is reflected on the balance sheet at December 31, 1997.

     The Company uses interest rate swaps to effectively convert variable rate obligations to a fixed rate basis. The differentials to be received or paid under these agreements are recognized as an adjustment to interest expense related to the debt. Gains and losses on terminations of interest rate swaps are recognized when terminated in conjunction with the retirement of the associated debt. The fair value of interest rate swap agreements is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate these agreements. The Company's exposure related to these interest rate swap agreements is limited to fluctuations in the interest rate. At December 31, 1997, the Company has entered into two interest rate swap agreements. The first agreement is for a notional amount of Cdn. $19.3 million, expires March 26, 1999, and ACC Canada pays interest at a fixed rate of 4.82% and receives interest at the floating rate based on three month LIBOR. The second agreement is for a notional amount of 7.2 million pounds sterling, expires January 7, 2000, and ACC UK pays interest at a fixed rate of 7.41% and receives interest at the floating rate based on three month LIBOR. These swaps are settled every three months and the related LIBOR rates are determined at each settlement date. At December 31, 1996, the Company was not a party to any interest rate swap agreements.

     M.  FINANCIAL INSTRUMENTS:

     The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in accruals meeting the definition of a financial instrument approximate fair value because of the short-term maturity of these instruments. The carrying value and related estimated fair values for the Company's remaining financial instruments are as follows:

                           ACC. CORP AND SUBSIDIARIES

                                                           December 31, 1997     December 31, 1996
                                                          --------------------  --------------------
                                                          Carrying  Estimated   Carrying  Estimated
                                                           Amount   Fair Value   Amount   Fair Value
                                                          --------  ----------  --------  ----------
                                                                      (amounts in 000s)

Off balance sheet financial instruments:
Foreign exchange forward contracts                         $     -     $61,751   $     -     $52,800

Foreign currency swap agreement receivable                  25,000      25,000    25,000      25,000
Foreign currency swap agreement payable                     23,448      23,448    24,516      24,516
Senior credit facility and lines of credit                  88,824      88,824       730         730
Capitalized lease obligation,including current portion       5,250       5,250     9,528       9,528
Interest Rate Swaps                                              -          12         -           -

     Based on borrowing rates currently available to the Company for loans and lease agreements with similar terms and average maturities, the fair value of its debt approximates its recorded value. Foreign currency contract obligations are estimated by obtaining quotes from brokers. Interest rate swaps are estimated by obtaining quotes from the financial institution. Letters of credit and line of credit amounts are based on fees currently charged for similar arrangements.

     N.  STOCK-BASED COMPENSATION:

     In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits either recording the estimated value of stock-based compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on earnings per share in the notes to the financial statements. The Company has elected to comply with the disclosure provisions of the statement. The effects of SFAS No. 123 in the pro forma disclosures are not indicative of future amounts. The statement does not apply to awards prior to 1995, and additional awards are anticipated.

     O.  USE OF ESTIMATES:

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

     P.  RECLASSIFICATIONS:

     Certain reclassifications have been made to previously reported balances for 1995 and 1996 to conform to the 1997 presentation.

2.   OPERATING INFORMATION

     Description of Business

     ACC is a switch-based provider of telecommunications services in the United States, Canada, the United Kingdom and Germany. The Company primarily provides long distance telecommunications services to a diversified customer base of businesses, residential customers, and educational institutions. ACC also provides local telephone service as a switch-based local exchange reseller in upstate New York and Massachusetts and as a reseller of local exchange services in Ontario and Quebec, Canada. ACC entered the German market during 1997 as a switchless reseller of long distance telecommunications services and became a switch-based provider in Germany in February 1998. ACC operates an advanced telecommunications network, consisting of ten long distance international and domestic switches located in the US, Canada, the UK and Germany, six local exchange switches located in the US, leased transmission lines, IRU's and network management systems designed to optimize traffic routing.

                           ACC. CORP AND SUBSIDIARIES

     ACC primarily targets business customers with both local service and long distance needs, selected residential customers, and colleges and universities. For the year ended December 31, 1997, long distance revenues accounted for approximately 88% of total Company revenues, while local exchange and other revenues were 12% of total Company revenues.

     At December 31, 1997, approximately $21.8 million of the Company's telecommunications equipment was located on 65 university, college, and preparatory school campuses in the northeastern United States and in the United Kingdom. Each of these institutions has signed agreements, with original terms ranging from three to eleven years, for the provision of a variety of services by the Company.

     In the United States, the Federal Communications Commission ("FCC") and relevant state Public Service Commissions ("PSCs") have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Legislation that substantially revises the US Communications Act of 1934 (the "US Communications Act") was signed into law on February 8, 1996. The legislation provides specific guidelines under which the regional operating companies ("RBOCs") can provide long distance services, which will permit the RBOCs to compete with the Company in the provision of domestic and international long distance services. Further, the legislation, among other things, opens local service markets to competition from any entity (including long distance carriers such as AT&T, cable television companies, and utilities).

     Because the legislation opens the Company's US markets to additional competition, particularly from the RBOCs, the Company's ability to compete could be adversely affected. Moreover, as a result of and to implement the legislation, certain federal and other governmental regulations will be amended or modified, and any such amendment or modification could have a material adverse effect on the Company's business, results of operations, and financial condition.

     In Canada, services provided by ACC TelEnterprises Ltd. are subject to or affected by certain regulations of the Canadian Radio-television and Telecommunications Commission (the "CRTC"). During 1997, the CRTC issued rules that open the local telephone market to competition. It is expected that these rules will enable ACC Canada to bundle services and provide customers with local as well as long distance services in areas that are not presently open to competition.

     The telecommunications services provided by ACC Long Distance UK Ltd. are subject to and affected by regulations introduced by The Office of Telecommunications, the UK telecommunications regulatory authority ("Oftel").

     The German telecommunications market is expected to deregulate in January 1998, as a result of the European Union mandate to open telecommunications markets to competition. Most significantly, the Germany market is scheduled to
be open for interconnection in January 1998.   The telecommunications services
provided by ACC Telekommunikation GmbH will be subject to and affected by regulations introduced by the German Ministry of Post and Telecommunications. During 1997, the Company received a Class 4 full voice telephony license which is a requirement for the Company to become a switch-based provider of telecommunications services in Germany.

     In addition to regulation, the Company is subject to other various risks in connection with the operation of its business. These risks include, among others, dependence on transmission facilities-based carriers and suppliers, price competition, and competition from larger industry participants.

     Concentrations with respect to trade receivables are limited, except with respect to resellers, due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. At December 31, 1997, approximately 26% of the Company's billed accounts receivable balance was due from resellers.

3.         DEBT, LINES OF CREDIT, AND FINANCING ARRANGEMENTS

     A.    DEBT:

     The Company had the following debt outstanding as of December 31, 1997 and 1996 (amounts in 000s):

                           ACC. CORP AND SUBSIDIARIES

                                                                        1997       1996
                                                                      ---------  ---------

          Senior credit facility....................................   $87,824    $     -
          Working capital lines of credit...........................     1,000        730
          Capitalized lease obligations payable in total monthly
             installments of $283 including interest, with rates
             ranging from 3.9% to 18.8%, maturing through
             2002, collateralized by related equipment..............     5,250      9,528
                                                                       -------   --------

                                                                       $94,074    $10,258
          Less current maturities                                       (3,853)    (4,251)
                                                                      --------   --------
                                                                       $90,221    $ 6,007
                                                                       =======   ========

                                                                        Year      Amount
                                                                      --------   --------
                                                                       (amounts in 000s)

          Maturities of debt, including capital lease obligations,
             are as follows at December 31, 1997:                         1998    $ 3,853
                                                                          1999      1,685
                                                                          2000        608
                                                                          2001     33,859
                                                                          2002     54,069
                                                                                 --------
                                                                                  $94,074
                                                                                 ========


     B.  SENIOR CREDIT FACILITY AND LINES OF CREDIT:

     On July 21, 1995, the Company entered into an agreement for a $35.0 million five year senior revolving credit facility with two financial institutions. Borrowings were limited individually to $5.0 million for ACC UK and $2.0 million for ACC US, with total borrowings for the Company limited to $35.0 million. Initial borrowings under the agreement were used to pay down and terminate the Company's previously existing lines of credit and to pay fees related to the transaction. Subsequent borrowings were used to finance capital expenditures and to provide working capital. On January 14, 1997 this facility was amended and restated increasing the aggregate commitment to $100 million and including three additional banks in the syndicate. The amendment also allowed for borrowing in Canadian dollars and increased the sublimits individually for ACC UK to $20.0 million, ACC US to $15.0 million and Canada to $30.0 million. Both the $35 million facility and the $100 million facility had financial and other covenants similar to those described below.

     In conjunction with the closing of the $35 million facility, the Company issued to a financial advisor warrants to purchase 45,000 shares of the Company's Class A Common Stock at an exercise price of $10.67 per share. The warrants were exercised in October 1996.

     Under the $35 million facility, the Company was obligated to pay the financial institution an aggregate contingent interest payment based on the minimum of $750,000 or the appreciation in value of 140,000 shares of the Company's Class A Common Stock over the 18-month period ending January 21, 1997, but not to exceed $2.1 million. A payment of $2.1 million was made on January 15, 1997 in conjunction with the first amendment and restatement of the credit facility, and was reflected as an accrued expense on the accompanying balance sheet at December 31, 1996.

     On December 19, 1997, the Company amended and restated its credit facility increasing the amount to $150 million. The amended credit facility is syndicated among six financial institutions. Borrowings can be made in US dollars, Canadian dollars, British pounds and German Deutsche Marks, and are limited individually to $30.0 million for ACC Canada, $50.0 million for ACC UK, and $20.0 million for ACC Germany, with any unused capacity available for ACC

                           ACC. CORP AND SUBSIDIARIES

Corp. and its US subsidiaries. The amended facility will be used to finance investments, acquisitions and capital expenditures and provide working capital. The agreement limits the amount that may be borrowed against this facility based on the Company's operating cash flow. The agreement also contains certain covenants including restrictions on the payment of dividends, maintenance of a maximum leverage ratio, minimum debt service coverage ratio, maximum fixed charge coverage ratio, and minimum net worth, all as defined under the agreement and subjective covenants. At December 31, 1997, the Company had available $59.0 million under this facility. Borrowings under the facility are secured by certain of the Company's assets and will bear interest at either the LIBOR rate or the base rate (base rate being the greater of the prime interest rate or the federal funds rate plus 1/2%), with additional percentage points added based on a ratio of debt to operating cash flow, as defined in the agreement. The maximum aggregate commitment and the sublimits of the amended facility are required to be reduced by 8.0% per quarter commencing on March 31, 2000 until December 31, 2001, and by 9.0% per quarter commencing on March 31, 2002 until maturity of the loan in December 2002. All amounts outstanding under the amended facility may become due and payable, at the discretion of the financial institutions, upon closing of the merger with Teleport Communications Group (see Note 10, "Mergers"). The Company is currently negotiating with its lenders to obtain a waiver of this requirement.

     In connection with the credit facility, the Company has entered into two interest rate swap agreements. The amended and restated $150 million facility requires the Company to enter into hedging agreements with respect to interest rate exposure with an aggregate notional principal amount equal to 50% of the outstanding borrowings if the Company's leverage ratio is equal to or exceeds
2.0 to 1.0. The agreements have certain conditions regarding the interest rates, and must have durations of at least two years.

     The weighted average interest rate during 1997 under these facilities was 6.97%. Expenses related to obtaining these agreements are being amortized over the original terms of the agreements.

     At December 31, 1997, the Company had issued letters of credit totaling $3.2 million which reduce the available balance of the credit facility. The letters of credit guarantee performance to third parties. Management does not expect any material losses to result from these off-balance sheet instruments because the Company will meet its obligations to the third parties.

     C.  WORKING CAPITAL LINES OF CREDIT:

     The Company has four working capital lines of credit for daily cash management, one in each of the countries in which it operates. The aggregate amount available under these facilities at December 31, 1997 was approximately $5.2 million of which $1.0 million was borrowed. These facilities are due on demand and are secured by a corporate guarantee or a letter of credit. The interest rates charged on these facilities are generally floating rates based on the prime rate or local equivalent in each country.

     The Company had two working capital lines of credit for daily cash management in 1996. The first was a US $1.0 million facility, due on demand, with an interest rate equal to US prime. Outstanding borrowings on this line at December 31, 1996 totaled $730,000 and the weighted average interest expense for the year ended December 31, 1996 was 8.25%. The second line was a Cdn. $1.0 million facility, due on demand, with an interest rate equal to Canadian prime plus 1/2%. There were no outstanding borrowings on this line at December 31, 1996.

4.   INCOME TAXES

     The following is a summary of the US and non-US income (loss) from operations before provision for (benefit from) income taxes and minority interest, the components of the provision for (benefit from) income taxes and deferred income taxes, and a reconciliation of the US statutory income tax rate to the effective income tax rate.

     Income (loss) from operations before provision for (benefit from) income taxes and minority interest (amounts in 000s):

                                                                                       1997          1996      1995
                                                                                     ---------     --------  ---------


                           ACC. CORP AND SUBSIDIARIES


     US............................................................................  $  5,292      $ 6,675   $ 1,510
     Non-US........................................................................     5,575        4,184    (6,335)
                                                                                     --------      -------   -------
                                                                                     $ 10,867      $10,859   $(4,825)
                                                                                     ========      =======   =======

     Provision for (benefit from) income taxes (amounts in 000s):

                                                                                         1997         1996      1995
                                                                                     --------      -------   -------

     Current:
       US..........................................................................  $  1,797      $ 2,689   $   581

       Non-US......................................................................        --           --        --
                                                                                     --------      -------   -------
                                                                                        1,797        2,689       581
                                                                                     --------      -------   -------
     Deferred:
       US..........................................................................       107         (504)     (185)

       Non-US......................................................................    (1,428)          --        --
                                                                                     --------      -------   -------
                                                                                       (1,321)        (504)     (185)
                                                                                     --------      -------   -------
                                                                                     $    476      $ 2,185   $   396
                                                                                     ========      =======   =======
     Provision for (benefit from) deferred income taxes (amounts in 000s):

                                                                                         1997         1996      1995
                                                                                     --------      -------   -------

     Difference between tax and book depreciation
       and amortization............................................................  $  1,457      $   526   $   772
     Valuation allowance...........................................................    (1,894)          98     2,223

     Contingent interest...........................................................       459         (459)       --
     Severance costs...............................................................       113         (568)       --
     Software development costs....................................................        --            -      (502)
     Bad debt reserve..............................................................      (189)           -        --

     Other temporary differences...................................................    (1,267)        (101)     (103)
     Net operating loss............................................................        --           --    (2,575)
                                                                                     --------      -------   -------
                                                                                      ($1,321)       ($504)    ($185)
                                                                                     ========                =======

     Reconciliation of US statutory income tax rate to effective income tax rate:

                                                                                         1997         1996      1995
                                                                                     --------      -------   -------

     US statutory income tax rate..................................................      34.0%        34.0%    (34.0%)
     Non-deductible goodwill and customer base.....................................       6.1          2.6       2.7
     Foreign income taxes, including
       valuation allowance.........................................................     (34.0)       (13.1)     44.6


                           ACC. CORP AND SUBSIDIARIES

                                                                                       1997          1996      1995
                                                                                     ---------     --------  ---------

     State tax benefit.............................................................        -            -       (2.4)
     Other.........................................................................      (1.7)        (3.4)     (2.7)
                                                                                     --------      -------   -------
     Effective income tax rate.....................................................       4.4%        20.1%      8.2%
                                                                                     ========                =======

     Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997, the Company had unused tax benefits of approximately $4.6 million related to non-US net operating loss carryforwards totaling $10.3 million for income tax purposes, of which $2.5 million expire in 2000, $4.8 million expire in 2001, $0.9 million expire in 2002, and $2.1 million expire in 2004. However, the Company has the ability to adjust certain depreciation and amortization adjustments in Canada which may be used to extend its ability to utilize certain net operating losses. In addition, the Company had $.9 million of deferred tax assets related to non-US temporary differences. The valuation allowance was decreased by $4.4 million to approximately $5.2 million to reflect tax benefits recognized during 1997. The remaining valuation allowance reflects the uncertainty of realizing the benefit of the non-US loss carryforwards and temporary differences.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 (amounts in 000s):

                                                            1997      1996
                                                          --------  --------

     Deferred tax assets:
       Depreciation and amortization -- non-US..........  $    93   $   967
       Contingent interest..............................        -       459
       Severance costs..................................      227       568
       Other non-deductible reserves and accruals.......      916       528
       Non-US operating loss carryforwards..............    4,644     6,702
       Less -- valuation allowance for non-US deferred
          tax assets....................................   (3,309)   (7,669)
                                                          -------   -------
       Net deferred tax assets..........................    2,571     1,555
     Deferred tax liabilities:
       Depreciation and amortization....................   (1,888)   (2,767)
                                                          -------   -------
                                                          $   683   $(1,212)
                                                          =======   =======

5.   REDEEMABLE PREFERRED STOCK

     On May 22, 1995, the Company completed a $10.0 million private placement of 12% subordinated convertible debt to a group of investors. The notes were converted into 10,000 shares of cumulative, convertible Series A Preferred Stock on September 1, 1995. The Series A Preferred Stock had a liquidation value of $1,000 per share, and accrued cumulative dividends, compounded on the accumulated and unpaid balance, as defined, at a rate of 12% annually. The Series A Preferred Shares were converted into 937,500 shares of Class A Common Stock at a conversion price of $10.67 per share in October 1996. Pursuant to the terms of the Series A Preferred Stock, the cumulative dividends were forfeited, due to conversion by the investors.

     The Series A Preferred Stock contained terms of mandatory redemption, on the seventh anniversary of the private placement, at a price per share equal to the greater of (i) the liquidation value of $1,000 per share plus all accrued and unpaid dividends; or (ii) the fair market value of the underlying Class A Common Stock into which the Series A Preferred Stock was convertible.

                           ACC. CORP AND SUBSIDIARIES

     Concurrent with the private placement, warrants to purchase 150,000 shares of the Company's Class A Common Stock were issued at an initial exercise price of $10.67 per share. These warrants were exercised in October 1996. In addition, the Company issued warrants to purchase Class A Common Stock that were to become exercisable upon one or more optional repayments of the Series A Preferred Stock at an exercise price of $10.67 per share, subject to adjustments, as defined, and permitted each holder to acquire initially the same number of shares of Class A Common Stock into which the Series A Preferred Stock was convertible as of the relevant repayment date. These warrants were extinguished in October 1996, as a result of the conversion of the Series A Preferred shares. Upon conversion in October 1996, unamortized issuance costs of approximately $1.1 million were reclassified into the appropriate equity accounts.

6.   EQUITY

     During 1995, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation that authorized the creation of 2,000,000 shares of Series A Preferred Stock, par value $1.00 per share; authorized the creation of 25,000,000 shares of Class B non-voting Common Stock, par value $.015 per share; and redesignated the 50,000,000 shares of Common Stock, par value $.015 per share, that were previously authorized, for issuance as 50,000,000 shares of Class A Common Stock.

     On June 14, 1996, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend issued on August 8, 1996 of the Company's Class A Common Stock to shareholders of record as of July 3, 1996. Share and per share amounts in the accompanying financial statements and footnotes have been adjusted for the split.

     A.  PUBLIC OFFERINGS:

     In May 1996, the Company completed a public offering of 3,018,750 shares of its Class A Common Stock at a price of $22.50 per share. The offering raised net proceeds of $63.1 million, after deduction of fees and expenses of approximately $4.8 million. The net proceeds were used to reduce all indebtedness under the Company's credit facility, for working capital needs, and for capital expenditures.

     In October 1996, the Company completed a public offering of 1,194,722 shares of its Class A Common Stock, on behalf of selling shareholders, at a price of $45.00 per share. 937,500 of the shares resulted from the conversion to Class A Common Stock of all of the outstanding Series A Preferred Stock (see
Note 5). Additionally, outstanding warrants and options to purchase the Company's Class A Common Stock were exercised by the holders and the underlying shares of Class A Common Stock were sold. The Company received the exercise price of the warrants and options, approximately $2.1 million, and incurred fees and expenses of approximately $270,000.

     B.  PRIVATE PLACEMENT:

     During 1995, the Company made an offshore sale of 1,237,000 shares of its Class A Common Stock at an average price of $9.69 per share. The sale raised net proceeds of $11.1 million after deduction of fees and expenses of $0.9 million. In conjunction with this transaction, warrants to purchase 123,750 shares of Class A Common Stock at an exercise price of $9.60 per share were issued. These warrants were exercised in 1995.

     C.  STOCK-BASED COMPENSATION:

     The Company has four stock-based compensation plans, which are described below. The Company accounts for these plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for incentive stock options, nonqualified stock options, and the employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in 000s, except per share data):

                           ACC. CORP AND SUBSIDIARIES

                                                       1997     1996     1995
                                                       ----     ----     ----

Net income (loss)                        As reported  $10,391  $7,765  $(5,354)
                                         Pro forma    $ 2,866  $4,869  $(6,251)

Net income (loss) per share - basic      As reported  $  0.62  $ 0.37  $ (0.52)
                                         Pro forma    $  0.17  $ 0.17  $ (0.60)

Net income (loss) per share - diluted    As reported  $  0.59  $ 0.34  $ (0.52)
                                         Pro forma    $  0.16  $ 0.15  $ (0.60)


     Compensation cost for stock incentive right agreements recognized in the statement of operations for the years ended December 31, 1997 and 1996 was approximately $0.6 million and $0.1 million respectively. Stock incentive rights issued in 1997 and 1996 were 25,000 and 30,000 respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, so the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     In connection with the merger with Teleport Communications Group Inc. ("TCG") all outstanding and unexercised options and SIRs will be converted to options and SIRs of TCG upon the closing of the merger (See Note 10, "Mergers").

     EMPLOYEE LONG-TERM INCENTIVE PLAN:

     The Company has an Employee Long-Term Incentive Plan (the "Plan"), whereby options to purchase shares of Class A Common Stock may be granted to officers and key employees of the Company. In July 1995, shareholders of the Company approved an additional 750,000 shares of Class A Common Stock to be reserved for issuance under this Plan, and authorized the issuance of stock incentive rights ("SIRs") thereunder. In June 1996, the Company's shareholders approved an additional 750,000 shares for issuance under the Plan. In June 1997, the Company's shareholders approved an additional 800,000 shares for issuance under the Plan, bringing the total shares reserved for issuance to 5,300,000. The exercise price of the stock options must not be less than the market value per share at the date of grant, and no options shall be exercisable after ten years and one day from the date of grant. Options generally become exercisable on a pro-rata basis over a four-year period beginning on the date of grant and 25% on each of the three anniversary dates thereafter. SIRs represent the right to receive shares of the Company's Class A Common Stock without any cash payment to the Company, conditioned only on continued employment with the Company through a specified incentive period of at least three years. At December 31, 1997, SIRs for 55,000 shares had been awarded. 50% of the shares vest over a three-year period beginning on the date of grant, and 25% on each of the two anniversary dates thereafter.

     For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                              1997      1996      1995
                                              ----      ----      ----

Dividend yield                                0%        0%        0%
Expected volatility                           51%       43%       44%
Risk-free interest rate                       6.04%     5.60%     7.26%
Expected life                                 3 years   3 years   3 years

 Changes in the status of the Plan during 1997, 1996, and 1995 are summarized as follows:

                                                                          1997                 1996                   1995
                                                                          ----                 ----                   ----
                                                                    Shares    Wtd. Avg.   Shares   Wtd. Avg     Shares    Wtd. Avg
                                                                    (000s)    Ex. Price   (000s)   Ex. Price   (000s)    Ex. Price
                                                                    -------   ---------   ------   ---------   -------   ---------

                           ACC. CORP AND SUBSIDIARIES


Outstanding at beginning of year                                      1,598      $13.97    1,606      $ 8.81     1,178      $ 9.02
Granted                                                               1,095       29.99      681       14.95       512       10.23
Exercised                                                              (573)      12.61     (588)       7.99       (50)       9.53
Forfeited                                                              (243)      27.84     (101)       8.72       (34)      10.42
                                                                     ------               ------                ------
Outstanding at end of year                                            1,877       21.98    1,598       13.97     1,606        8.81
                                                                     ======               ======                ======
Number of options at end of year:
Exercisable                                                             617       17.00      637       12.65       608        7.94
Available for grant                                                     843                  895                   725
Weighted average fair
value of options granted                                             $12.37               $ 7.09                 $3.69

     The following table summarizes information about stock options outstanding at December 31, 1997 (shares in thousands):

                      Options Outstanding                           Options Exercisable
                      -------------------                           -------------------
                     Number          Wtd-Avg.              Number
Range of           Outstanding       Remaining            Wtd. Avg.       Exercisable  Weighted Avg.
Exer. Prices       at 12/31/97      Cont. Life           Exer. Price      at12/31/97   Exercise Price
-----------------  -----------  -------------------  -------------------  -----------  --------------

$0 to 9.50                 149                  7.6 years         $ 5.90           39          $ 9.25
$9.83 to 12.50             402                  6.9                10.69          285           10.84
$15.37                     304                  8.0                15.37          128           15.37
$17.50 to 23.00            130                  9.4                21.09            6           23.00
$28.83                      93                  8.5                28.83           43           28.83
$30.25 to 32.00            678                  9.1                30.57          104           30.53
$43.38                     121                  9.8                43.38           12           43.38
                         -----                                                    ---
$0 to 43.38              1,877                  8.1                21.98          617           17.00
                         =====                                                    ===

     Employee Stock Purchase Plan:


     In October 1994, the Company's shareholders approved an employee stock purchase plan which allows eligible employees to purchase shares of the Company's Class A Common Stock at 85% of market value on the date on which the annual offering period begins, or the last business day of each calendar quarter in which shares are purchased during the offering period, whichever is lower.
In June 1997, the Company's shareholders approved an additional 200,000 shares for issuance under the plan, bringing the total shares available for issuance to 950,000. Class A Common Stock reserved for future employee purchases aggregated 847,748 shares at December 31, 1997. There were 35,450 shares issued at an average price of $8.37 per share during the year ended December 31, 1995; 19,341 shares issued at an average price of $17.69 per share during the year ended December 31, 1996; and 28,339 shares issued at an average price of $24.24 per share during the year ended December 31, 1997. There have been no charges to income in connection with this plan other than incidental expenses related to the issuance of shares. The weighted average fair value of shares offered in 1997 and 1996 were $14.82 and $3.80, respectively. In connection with the merger with Teleport Communications Group Inc., the employee stock purchase plan has been discontinued effective January 1, 1998 (see Note 10, "Mergers").

     For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                             1997       1996       1995
                             ----       ----       ----

Dividend yield               0%         0%         0%
Expected volatility          57%        19%        18%
Risk-free interest rate      6.04%      5.77%      7.66%

                           ACC. CORP AND SUBSIDIARIES

Expected life              3 months   3 months   3 months


     NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN:

     In June 1996, the Company's shareholders approved a Non-Employee Directors' Stock Option Plan (the Directors' Stock Option Plan). The Directors' Stock Option Plan provides for grants of options to purchase 7,500 shares of Class A Common Stock at an exercise price of 100% of the fair market value of the stock on the date of grant, which options vest at the first anniversary of the date of grant. The maximum number of shares with respect to which options may be granted under the Directors' Stock Option Plan is 375,000 shares, subject to adjustment for stock splits, stock dividends, and the like.

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

For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                             1997      1996    1995
                           --------  --------  ----

Dividend yield                   0%        0%     -
Expected volatility             54%       44%     -
Risk-free interest rate       6.36%     5.39%     -
Expected life              3 years   3 years      -

                           ACC. CORP AND SUBSIDIARIES

Changes in the status of the Directors' Stock Option Plan during 1997 and 1996 are summarized as follows:

                                                   1997                             1996
                                                   ----                             ----
                                         Shares       Weighted Average       Shares       Weighted Average
                                         (000s)        Exercise Price        (000s)        Exercise Price
                                     ---------------  ----------------  ----------------  ----------------

Outstanding at beginning of year           60             $22.08               --                 --
Granted                                    45              17.50               60             $22.08
Exercised                                  --                 --
Forfeited                                   7              17.50               --                 --
                                          ---                                 ---
Outstanding at end of year                 98             $20.32               60             $22.08
Number of options at end of year:
Exercisable                                60             $22.08               30             $15.33
Available for grant                       277                                 315

Range of prices:
   Granted during the year           $        17.50                     $15.33 - $28.83
   Outstanding at end of year        $15.33 - 28.83                     $15.33 - $28.83
   Exercised during the year         $  -                               $  -
Weighted average fair
 value of options granted            $         7.33                     $ 5.41


The table summarizing information about stock options outstanding, required by SFAS No. 123, is not included, as the impact of the application of this statement would not be material.

     UNITED KINGDOM SHARESAVE SCHEME:

     In August 1996, the Executive Compensation Committee of the Board of Directors approved the United Kingdom Sharesave Scheme whereby eligible employees of ACC UK are entitled to purchase shares of the Company's Class A Common Stock at an exercise price equal to 85% of market value on the date that the purchase period begins. Employees contribute the purchase price through monthly payroll deduction of a predetermined amount, not to exceed 250 pounds sterling, over a three year period, at the end of which the shares are purchased. A total of 150,000 shares are reserved for issuance under this plan, of which options for 17,160 shares at an exercise price of $32.08 were granted in 1996, and options for 7,259 shares at an exercise price of $26.56 were granted in 1997. The weighted average fair value of options offered in 1997 and 1996 was $12.63 and $14.29.

     For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                             1997      1996    1995
                           --------  --------  ----

Dividend yield             0%        0%         -
Expected volatility        48%       40.8%      -
Risk-free interest rate    5.93%     6.45%      -
Expected life              3 years   3 years    -


The table summarizing information about stock options outstanding, required by SFAS No. 123, is not included, as the impact of the application of this statement would not be material.

                           ACC. CORP AND SUBSIDIARIES

     D.  SHAREHOLDER RIGHTS PLAN:

     In October 1997, the Board of Directors adopted a Shareholder Rights Plan. In connection with this plan, the Board of Directors declared a dividend of one Preferred Stock Purchase Right (Right) on each outstanding share of ACC Common Stock. The dividend was distributed on October 15, 1997 to shareholders of record on that date. Subject to certain exceptions, the Rights would be exercisable only if a person or group acquired 15% or more of ACC's Common Stock or announced a tender or exchange offer which would result in ownership by a person or group of 15% or more of the Common Stock. The plan was amended in November 1997 to reduce the threshold by which the Rights become exercisable from 15% to 7.5%. Any shareholder whose ownership exceeded 7.5% on November 6, 1997, and who did not acquire additional shares, was exempt from this amendment. Each Right entitles its holder to buy one one-thousandth of a share of Series A preferred stock at an exercise price of $150.00. Each Right entitles its holder (other than the acquiring person or group) to purchase, at the exercise price, shares of the preferred stock or shares of the acquiring company having a market value of twice such price. The Company could redeem the rights for $.01 per Right before the acquisition by a person or group of 7.5% or more of ACC's Common Stock and thereafter under certain circumstances. In connection with the merger with Teleport Communications Group Inc. ("TCG") (see Note 10, "Mergers"), the Board of Directors amended the Shareholder Rights Plan to exempt TCG from the 7.5% threshold by which the rights become exercisable. The amendment will remain in effect until December 31, 1998.

7.   COMMITMENTS AND CONTINGENCIES

     A.  OPERATING LEASES:

     The Company leases office space and other items under various agreements expiring through 2004. At December 31, 1997, the minimum aggregate payments under non-cancelable operating leases are summarized as follows (amounts in 000s):

               Year                                      Amount
               ----                                      ------

               1998.................................    $ 6,373
               1999.................................      5,339
               2000.................................      4,991
               2001.................................      4,753
               2002.................................      4,665
               Thereafter...........................      6,916
                                                        -------
                                                        $33,037
                                                        =======

     Rent expense for the years ending December 31, 1997, 1996, and 1995 was approximately $4,583,000, $4,006,000, and $1,965,000, respectively.

     B.  EMPLOYMENT AND OTHER AGREEMENTS:

     On December 5, 1997 the Company's Chairman and Chief Executive Officer died unexpectedly. As an interim measure, the Board of Directors created an Office of the Chief Executive, electing each of Christopher Bantoft (President of European Operations), Steve Dubnik (President and Chief Operating Officer of North American Operations), and Michael Daley (Executive Vice President and Chief Financial Officer) to this office. The Company has employment agreements with each of Messrs. Bantoft, Dubnik and Daley, which provides for continuation of salary and benefits in the event each is terminated without cause or in the event of a change in control of the Company. At December 31, 1997, the Company's maximum potential liability for each of these individuals separately is approximately $350,000.

     The Company had a contract with a former Chairman which provided for an annual base salary, including an annual bonus and other benefits during his employment term, and also for a payment of $1.0 million, payable over a three year term, in the event that he resigned or was terminated without cause. During 1996, the Chairman of the Board resigned his position as Chairman of the Company. At December 31, 1996, under this agreement, the Company had accrued the entire $1.0 million, and a payment of $0.3 million was made in each of January 1997 and January 1998. In consideration

                           ACC. CORP AND SUBSIDIARIES
for a non-compete agreement which has a three-year term beginning in January 1997, the former Chairman received a payment of $750,000, which was expensed in 1995.

     The Company has entered into employee continuation incentive agreements with certain other key management personnel. These agreements provide for continued compensation and continued vesting of options previously granted under the Company's Employee Long-Term Incentive Plan for a period of up to one year in the event of termination without cause or in the event of termination after a change in control of the Company. At December 31, 1997, the Company's estimated maximum potential liability under these agreements totaled approximately $3.7 million (excluding the Office of the Chief Executive).

     C.  PURCHASE COMMITMENTS:

     At December 31, 1997, the Company had outstanding purchase commitments totaling approximately $7.5 million primarily related to the purchase of local exchange switches for the US business, the purchase of a microwave for the UK operation and other capital expenditures.

     In 1993, ACC Long Distance Ltd., a subsidiary of ACC TelEnterprises Ltd., entered into an agreement with one of its vendors to lease long distance facilities totaling a minimum of Cdn. $1.0 million per month for seven years. The Company currently leases more than Cdn. $1.0 million per month of such facilities from this vendor. This commitment allows the Company to receive up to a 60% discount on certain monthly charges from this vendor.

     D.  DEFINED CONTRIBUTION PLANS:

     The Company provides a defined contribution 401(k) plan to substantially all US employees. Amounts contributed to this plan by the Company were approximately $314,000, $240,000, and $183,000 in 1997, 1996, and 1995,
respectively. The Company's Canadian subsidiary provides a registered retirement savings plan to substantially all Canadian employees. Amounts contributed to this plan by the Company were Cdn. $229,000, Cdn. $186,000, and Cdn. $106,000 in 1997, 1996, and 1995, respectively. In 1997, the Company's UK subsidiary established a group retirement plan available to substantially all UK employees. Amounts contributed to this plan in 1997 were 37,400 pounds sterling.

     E.  ANNUAL INCENTIVE PLAN:

     During 1997, no incentive bonuses were authorized, as performance criteria specified under the incentive plan were not met. During 1996, the Company's Board of Directors authorized incentive bonuses based upon the Company's sales, gross margin, operating expenses, and operating income. Prior to 1995, incentive bonuses were discretionary as determined by the Company's management and approved by the Board of Directors. The amounts included in operations for these incentive bonuses were approximately $0, $2.6 million, and $1.4 million for the years ended December 31, 1997, 1996, and 1995, respectively.

     F.  LEGAL MATTERS:

     The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability as of December 31, 1997 will not have a material adverse effect on the Company's financial condition or results of operations.

8.    GEOGRAPHIC AREA INFORMATION (AMOUNTS IN 000S)
Year ended December 31, 1997:

                                   United                       United
                                   States        Canada        Kingdom       Germany       Eliminations      Consolidated
                                   ------        ------        -------       -------       ------------      ------------
Revenue from unaffiliated
   customers                        $120,627      $116,638       $132,151      $ 3,197   $                         $372,613
Intercompany revenue                  43,460         3,875          7,377            -            (54,712)                -
                                    --------      --------       --------      -------          ---------          --------

                           ACC. CORP AND SUBSIDIARIES


Total revenue                       $164,087      $120,513       $139,528      $ 3,197          $ (54,712)         $372,613
                                    --------      --------       --------      -------          ---------          --------
Income (loss)  from operations
   before income taxes              $  8,254      $ (1,079)      $  6,654      $(2,962)  $             -           $ 10,867
                                    --------      --------       --------      -------          ---------          --------
Identifiable assets at
   December 31, 1997                $258,390      $ 96,679       $ 90,649      $12,929          $(142,335)         $316,312
                                    --------      --------       --------      -------          ---------          --------

YEAR ENDED DECEMBER 31, 1996:

                                   United                      United
                                   States        Canada       Kingdom       Germany      Eliminations      Consolidated
                                ------------  ------------  ------------  -----------  -----------------  ---------------
Revenue from unaffiliated
   customers                        $ 99,461      $117,168       $92,138  $        -   $             -           $308,767
Intercompany revenue                  35,060         2,917         3,519           -            (41,496)              -
                                    --------      --------       -------  -----------         ---------          --------
Total revenue                       $134,521      $120,085       $95,657  $        -          $ (41,496)         $308,767
                                    --------      --------       -------  -----------         ---------          --------
Income (loss)  from operations
   before income taxes              $  6,676      $  3,452       $   731  $        -   $              -          $ 10,859
                                    --------      --------       -------  -----------         ---------          --------
Identifiable assets at
   December 31, 1996                $182,435      $ 94,165       $49,667  $        -          $(122,236)         $204,031
                                    --------      --------       -------  -----------         ---------          --------



Year ended December 31, 1995:

                                 United                      United
                                 States        Canada        Kingdom       Germany      Eliminations      Consolidated
                              ------------  ------------  -------------  -----------  ----------------  ----------------
Revenue from unaffiliated
   customers                      $ 65,975       $84,421       $38,470   $      -     $           -            $188,866
Intercompany revenue                15,256         4,071         1,143          -            (20,470)                 -
                                  --------       -------       -------   -----------         --------          --------
Total revenue                     $ 81,231       $88,492       $39,613   $      -            $(20,470)         $188,866
                                  --------       -------       -------   -----------         --------          --------
Income (loss)  from
 operations
   before income taxes            $  1,512       $   456       $(6,793)  $      -     $            -           $ (4,825)
                                  --------       -------       -------   -----------         --------          --------
Identifiable assets at
   December 31, 1995              $105,995       $43,775       $31,593   $      -            $(57,379)         $123,984
                                  --------       -------       -------   -----------         --------          --------

     Intercompany revenue is recognized when calls are originated in one country and terminated in another country over the Company's leased network. This revenue is recognized at rates similar to those charged by unaffiliated companies. Income from operations before income taxes of the Canadian, United Kingdom and German operations includes corporate charges for general corporate expenses and interest.

     Corporate general and administrative expenses are allocated to subsidiaries based on time dedicated to each subsidiary by members of corporate management and staff.

9.   RELATED PARTY TRANSACTIONS

     The Company's headquarters is in a building owned by a partnership in which the Company's former chairman of the board has a 50% ownership interest. A Special Committee of the Company's Board of Directors reviewed the lease to ensure that the terms and conditions were commercially reasonable and fair to the Company prior to approval of the plan in February 1994. Minimum monthly lease payments for this space range from $44,000 to $60,000 over the ten-year term of the lease, which began on May 1, 1994. The Company also pays a pro-rata share of maintenance costs.

                           ACC. CORP AND SUBSIDIARIES

     Total rent and maintenance payments under this lease were approximately $0.8 million, $0.8 million, and $0.6 million during 1997, 1996, and 1995, respectively.

     During 1994 and early 1995, the Company initiated efforts to obtain new telecommunications software programs from a software development company. The Company's former chairman of the board and chief executive officer was a controlling shareholder of the software development company during such period. In May 1995, anticipating material agreements with the software development company, all of the common shares owned by the Company's former chairman of the board were placed in escrow under the direction of a Special Committee of the Company's Board of Directors. The Special Committee, its outside consultants, and the Company's management then proceeded to review and evaluate the software technology and the terms and conditions of the proposed transactions.

     In 1996, the Special Committee approved a software license agreement between the Company and a newly formed company (the purchaser of the software development company's intellectual property and other assets and an affiliate of such company). Immediately prior to entering into the agreement, the shares of the software development company held in escrow were returned to such company and the related party nature of the Company's relationship with the software development company was thereby extinguished. Total amounts accrued at December 31, 1997, 1996, and 1995 relating to this vendor were $0, $0 and $44,000, respectively. For an aggregate consideration of $1.8 million, paid in 1996, the Company received a perpetual right to use the telecommunications software programs. Approximately $0.2 million was paid to the vendor in 1996 and was expensed prior to entering into the agreement. During 1995, the Company paid the software development company $1.2 million, of which $772,000, relating to the purchase of certain hardware and acquisition of certain software licenses, was capitalized and recorded on the balance sheet as a component of property, plant, and equipment and $500,000 relating to software development was expensed.

     The Company had notes receivable from two officers which totaled $370,000 as of December 31, 1996. These notes were paid in full in 1997.

10.  MERGERS

     On October 28, 1997, the Company entered into an agreement and plan merger with US WATS Inc. ("USW"), a switch-based long distance provider based in Bala Cynwyd, Pennsylvania. Upon consummation of the merger, USW was to become a wholly owned subsidiary of ACC, and the shares of USW common stock that were issued and outstanding at the effective of the USW merger, other than the shares held by shareholders who perfected their statutory dissenters' rights, would have been converted automatically into the right to receive a number of shares of ACC stock determined pursuant to the merger agreement.

     On March 11, 1998, ACC and USW agreed to a mutual termination of the agreement and plan of merger, by and among USW and ACC.

     In November 1997, the Company signed a definitive agreement to be acquired by Teleport Communications Group Inc. ("TCG"), the largest competitive local exchange carrier in the US, in a stock for stock merger. Under the agreement, ACC shareholders will receive $50 in value of TCG Class A common stock for each share of ACC stock, based upon the average closing price of TCG stock for a ten trading day period preceding the date of merger. The total value of the transaction would be approximately $1 billion. However, if TCG's average closing price during the ten day trading period prior to closing is below $45 or above $55, the exchange ratios will be fixed at 1.11111 shares of TCG stock or
0.90909 shares of TCG stock, respectively. It is anticipated that the merger will be treated as a tax-free exchange. The merger is subject to the approval of the holders of a majority of the outstanding shares of ACC and to other conditions, including various regulatory consents in the US and certain foreign jurisdictions.

     In connection with the proposed mergers with USW and TCG, the Company has incurred costs for certain investment advisory, legal, accounting and other professional services. The Company has recorded $5.0 million of such costs (reflected in the consolidated statements of operations as "merger costs") in 1997, of which $1.3 million as been paid through December 31, 1997 and the remaining $3.7 million is accrued and expected to be paid during 1998.

     (b) The following Financial Statements for ACC Corp. Employee Stock Purchase Plan are included herewith as follows:

     Report of Independent Public Accountants

     Statements of Financial Condition, December 31, 1997 and 1996

     Statements of Changes in Participants' Equity for the years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Plan Administrator of the ACC Corp. Employee Stock Purchase Plan:

     We have audited the accompanying statements of financial condition of the ACC Corp. Employee Stock Purchase Plan as of December 31, 1997 and 1996, and the related statements of changes in participants' equity for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1997 and 1996, and the results of its changes in participants' equity for each of the three years ended December 31, 1997 in conformity with generally accepted accounting principles.

                              /s/ Arthur Andersen LLP

Rochester, New York
March 13, 1998

                                   ACC Corp.
                          Employee Stock Purchase Plan
                       Statements of Financial Condition
                           December 31, 1997 and 1996


ASSETS:                                        1997          1996
                                              ------        ------

     Receivable from ACC Corp.                $2,361        $1,627
                                              ------        ------
TOTAL ASSETS                                  $2,361        $1,627
                                              ======        ======


LIABILITIES AND PARTICIPANTS' EQUITY:

     Participants' equity                     $2,361        $1,627
                                               -----         -----

TOTAL LIABILITIES AND PARTICIPANTS' EQUITY    $2,361        $1,627
                                               =====        ======



The accompanying notes to financial statements are an integral part of these statements.

                                   ACC Corp.
                          Employee Stock Purchase Plan
                 Statements of Changes in Participants' Equity
              For the Years Ended December 31, 1997, 1996 and 1995


ADDITIONS:                                            1997      1996      1995
                                                    --------  --------  --------

     Employee contributions                         $595,062  $356,514  $331,256
                                                    --------  --------  --------
DEDUCTIONS:
     Stock purchased                                 583,349   343,870   297,027
     Employee withdrawals                             10,979    11,700    34,103
                                                    --------  --------  --------
     Total deductions                                594,328   355,570   331,130
                                                    --------  --------  --------
NET INCREASE IN PARTICIPANTS' EQUITY                     734       944       126
PARTICIPANTS' EQUITY, BEGINNING OF PERIOD              1,627       683       557
                                                    --------  --------  --------
PARTICIPANTS' EQUITY, END OF PERIOD                 $  2,361  $  1,627  $    683
                                                    ========  ========  ========
The accompanying notes to financial statements are an integral part of these statements.

                                   ACC Corp.
                          Employee Stock Purchase Plan
                         Notes to Financial Statements


1.   PLAN DESCRIPTION:

     The ACC Corp. Employee Stock Purchase Plan (the "Plan") was adopted by the Board of Directors on February 8, 1994 and was ratified by the shareholders on October 13, 1994. The first offering period began July 1, 1994. Officers did not participate until the ratification by the shareholders occurred. The Plan was established to provide employees with increased employment and performance incentives and to enhance ACC Corp.'s (the "Company") efforts to attract and retain employees of outstanding ability. The Plan permits eligible Company employees to make periodic purchases of shares of the Company's Class A Common Stock through payroll deductions at prices below then-prevailing market prices. As of December 31, 1997, 651,692 shares of the Company's Class A Common Stock (which may be treasury shares, authorized and unissued shares, or a combination thereof at the Company's discretion) are reserved for future issuance under the Plan. The Plan is administered by the Executive Compensation Committee of the Board of Directors of ACC Corp. (the "Committee"). None of the members of the Committee is eligible to participate in the Plan. Reference should be made to the Plan for more complete information.

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

     In connection with the merger with Teleport Communications Group Inc. the Plan has been discontinued effective January 1, 1998.

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

4.   STOCK PURCHASES:

     Stock purchases by offering period are as follows:

                                            Purchase price     Number of
Offering Period          Valuation Date       per share     shares purchased
---------------------  -------------------  --------------  ----------------

January 1, 1995 -      December 31, 1994        $ 9.83           26,903
  December 31, 1995    March 31, 1995*          $11.17              105
                       June 30, 1995*           $ 9.83              101
                       September 30, 1995*      $11.00               77

July 1, 1995 -         June 30, 1995            $ 9.83            7,746
 December 31, 1995     September 30, 1995*      $11.00              519

January 1, 1996 -      December 30, 1995        $15.37           12,544
 June 30, 1996         March 31, 1996*          $19.75              158

July 1, 1996 -         June 30, 1996            $32.42            2,834
 December 31, 1996     December 31, 1996        $30.25            3,806

January 1, 1997 -      March 31, 1997           $18.91            6,784
 June 30, 1997         March 31, 1997           $18.91              584
                       December 31, 1996        $25.71            5,458

July 1, 1997-          June 30, 1997            $26.25            5,494
 December 31, 1997     September 30, 1997       $26.25            6,075

     *For those employees who began participation during the offering period.


     The valuation date is the date during the offering period, as defined, on which the stock price was the lowest, therefore becoming the base for the calculation of shares to be purchased.

          (2) FINANCIAL STATEMENT SCHEDULES.  The following Financial Statement
              -----------------------------
Schedules and the accountant's report thereon are included herewith as follows:

          Report of Independent Public Accountants

     II             Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

          (3) EXHIBITS.  The following constitutes the list of exhibits required
              --------
to be filed as a part of this Report pursuant to Item 601 of Regulation S-K:

                                LIST OF EXHIBITS



EXHIBIT NUMBER      Description                                         Location
--------------      -----------                                         --------

 3-1                First Restated Certificate of Incorporation of ACC   Incorporated by Reference to Exhibit 3 to the
                    Corp.                                                Company's Quarterly Report on Form 10-Q for
                                                                         its Quarter Ended September 30, 1995
                                                                         ("September 30, 1995 10-Q")

 3-2                Certificate of Designation of the Voting Powers,     Incorporated by Reference from Exhibit 1 to
                    Designation, Preferences and Relative,               the Company's Registration Statement on Form
                    Participating, Optional or other Special Rights      8-A dated October 3, 1997 (as amended on Form
                    and Qualifications, Limitations and Restrictions     8-A/A dated December 10, 1997).
                    of the Series A Preferred Stock of ACC Corp.

 3-3                Bylaws of ACC Corp., as amended on May 21, 1996      Incorporated by Reference to Exhibit 99.5 to
                                                                         the Company's Current Report on Form 8-K
                                                                         filed on September 17, 1996 ("September 17,
                                                                         1996 8-K")

 4-1                Form of ACC Corp. Class A Common Stock Certificate   Incorporated by Reference to Exhibit 4-1 to
                                                                         the Company's Registration Statement on Form
                                                                         S-3, No. 333-01157 declared effective May 2,
                                                                         1996

 4-2                Form of Warrant to purchase 7,500 Shares of Class    Incorporated by Reference to Exhibit 99.4 to
                    A Common Stock dated October 30, 1995                the Company's Current Report on Form 8-K
                                                                         filed on February 22, 1996 8-K ("February 22,
                                                                         1996 8-K")

 4-5                Form of Rights Agreement, dated as of October 3,     Incorporated by Reference from Exhibit 1 to
                    1997, between ACC Corp. and First Union National     the Company's Registration Statement on Form
                    Bank, as Rights Agent, which includes as Exhibit     8-A dated October 3, 1997 (as amended on Form
                    A-Form of Rights Certificate; Exhibit B-Summary of   8-A/A dated December 10, 1997).
                    Rights to Purchase Preferred Stock; and Exhibit
                    C-Certificate of Designation

10-1                Form of Employment Continuation Incentive            Incorporated by Reference to Exhibit 99.3 to
                    Agreement between ACC Corp. and certain of its Key   the Company's February 22, 1996 8-K
                    Employees

10-2                ACC Corp. Employee Long Term Incentive Plan, as      Incorporated by Reference to Exhibit 4-1 to
                    amended through February 5, 1996                     the Company's Registration Statement on Form
                                                                         S-8, No. 333-01219, effective February 26,
                                                                         1996

10-3                Form of ACC Corp. Indemnification Agreement with     Incorporated by Reference to Exhibit 10-29 to
                    its Directors and certain of its Executive Officers  the Company's Report on Form 10-K for its
                                                                         year ended December 31, 1987


10-4                ACC Corp. Employee Stock Purchase Plan               Incorporated by Reference to Exhibit 4-4 to
                                                                         the Company's Registration Statement on Form
                                                                         S-8, No. 33-75558, effective February 22, 1994

10-5                Employment Agreement between ACC Corp. and David     Incorporated by Reference to Exhibit 10-2 to
                    K. Laniak, dated October 6, 1995                     the Company's September 30, 1995 10-Q

10-6                Salary Continuation and Deferred Compensation        Incorporated by Reference to Exhibit 10-3 to
                    Agreement between ACC Corp. and Richard T. Aab,      the Company's September 30, 1995 10-Q
                    dated October 6, 1995

10-7                Non-Competition Agreement between ACC Corp. and      Incorporated by Reference to Exhibit 10-4 to
                    Richard T. Aab, dated October 6, 1995                the Company's September 30, 1995 10-Q

10-8                Release and Settlement Agreement between ACC Corp.   Incorporated by Reference to Exhibit 99.2 to
                    and Francis Coleman, dated December 29, 1995         the Company's February 22, 1996 8-K

10-9                Software License Agreement dated March 30, 1995 by   Incorporated by Reference to Exhibit 99.5 to
                    and between AMBIX Systems Corp. and ACC Corp.        the Company's February 22, 1996 8-K

10-10               Software License Agreement dated February 21, 1996   Incorporated by Reference to Exhibit 99.6 to
                    between AMBIX Acquisition Corp. and ACC Corp.        the Company's February 22, 1996 8-K

10-11               Bill of Sale from AMBIX Systems Corp. to ACC Corp.   Incorporated by Reference to Exhibit 99.7 to
                    dated February 6, 1996                               the Company's February 22, 1996 8-K

10-12               Letter Agreement dated April 27, 1995 between the    Incorporated by Reference to Exhibit 99.8 to
                    Special Committee of the Board of Directors of ACC   the Company's February 22, 1996 8-K
                    Corp. and Richard T. Aab

10-13               Lease dated January 25, 1994 between the Hague       Incorporated by Reference to Exhibit 99.9 to
                    Corporation and ACC Corp., as modified by a Lease    the Company's February 22, 1996 8-K
                    Modification Agreement No. 1 dated May 31, 1994
                    and a Lease Modification Agreement No. 2 dated May
                    31, 1994, relating to the leased premises located
                    at 400 West Avenue, Rochester, New York

10-14               Amended and Restated Lease Agreement dated March     Incorporated by Reference to Exhibit 99.10 to
                    1, 1994 between ACC Long Distance                    the Company's February 22, 1996 8-K
                    Inc./Interurbains ACC Inc. and Coopers & Lybrand
                    relating to the leased premises located at 5343
                    Dundas Street West, Etobicoke, Ontario, Canada

10-15               Underlease Agreement dated December 23, 1993         Incorporated by Reference to Exhibit 99.11 to
                    between ACC Long Distance UK Limited, IBM United     the Company's February 22, 1996 8-K
                    Kingdom Limited, and ACC Corp. relating to the
                    leased premises located on the tenth floor at The
                    Chiswick Centre 414 Chiswick High Road, London,
                    England


10-16               Underlease Agreement dated June 6, 1995 between      Incorporated by Reference to Exhibit 99.12 to
                    ACC Long Distance UK Limited, IBM United Kingdom     the Company's February 22, 1996 8-K
                    Limited, and ACC Corp. relating to the leased
                    premises located on the first floor at The
                    Chiswick Centre 414 Chiswick High Road, London,
                    England

10-17               Supplemental Lease Agreement dated June 3, 1994      Incorporated by Reference to Exhibit 99.13 to
                    between ACC Long Distance UK Limited, IBM United     the Company's February 22, 1996 8-K
                    Kingdom Limited, and ACC Corp. relating to the
                    leased premises located on the ninth floor at The
                    Chiswick Centre 414 Chiswick High Road, London,
                    England

10-18               Second Amended and Restated Credit Agreement,        Filed herewith
                    dated as of December 19, 1997, by and among ACC
                    Corp. and certain Subsidiaries as Borrowers, ACC
                    Corp. as Guarantor, First Union National Bank of
                    North Carolina as Managing Agent and
                    Administrative Agent, and Fleet National Bank, as
                    Managing Agent and Documentation Agent

10-19               Leasehold Mortgage dated July 21, 1995 between ACC   Incorporated by Reference to Exhibit 99.16 to
                    Corp. and First Union National Bank of North         the Company's February 22, 1996 8-K
                    Carolina relating to the leased premises located
                    at 400 West Avenue, Rochester, New York
                    ("Rochester Leasehold Mortgage")

10-20               Modification to Rochester Leasehold Mortgage dated   Incorporated by Reference to Exhibit 10-20 to
                    January 14, 1997                                     the Company's Annual Report on Form 10-K for
                                                                         the Year Ended December 31, 1996
10-21               Leasehold Mortgage dated July 21, 1995 between ACC   Incorporated by Reference to Exhibit 99.16 to
                    Corp. and First Union National Bank of North         the Company's February 22, 1996 8-K
                    Carolina relating to the leased premises located
                    at Suite 206, State Tower Building, 109 South
                    Warren Street, Syracuse, New York ("Syracuse
                    Leasehold Mortgage")
10-22               Modification to Syracuse Leasehold Mortgage dated    Incorporated by Reference to Exhibit 10-22 to
                    January 14, 1997                                     the Company's Annual Report on Form 10-K for
                                                                         the Year Ended December 31, 1996

10-23               Leasehold Mortgage dated July 21, 1995 between ACC   Incorporated by Reference to Exhibit 99.17 to
                    Corp. and First Union National Bank of North         the Company's February 22, 1996 8-K
                    Carolina relating to the leased premises located
                    at Suite 2200, Suite 204 and Suite 205, State
                    Tower Building, 109 South Warren Street, Syracuse,
                    New York ("Additional Syracuse Leasehold Mortgage")




10-24               Modification to Additional Syracuse Leasehold        Incorporated by Reference to Exhibit 10-24 to
                    Mortgage dated January 14, 1997                      the Company's Annual Report on Form 10-K for
                                                                         the Year Ended December 31, 1996

10-25               Mortgage of Leasehold Interest, dated as of          Incorporated by Reference to Exhibit 10-25 to
                    January 14, 1997, between ACC TelEnterprises         the Company's Annual Report on Form 10-K for
                    Ltd./TelEnterprises ACC LTEE and First Union         the Year Ended December 31, 1996
                    National Bank of North Carolina, as Agent,
                    relating to the leased premises located at One
                    Toronto Street, Toronto, Ontario, Canada

10-26               Mortgage of Leasehold Interest, dated as of          Incorporated by Reference to Exhibit 10-26 to
                    January 14, 1997, between ACC TelEnterprises         the Company's Annual Report on Form 10-K for
                    Ltd./TelEnterprises ACC LTEE and First Union         the Year Ended December 31, 1996
                    National Bank of North Carolina, as Agent,
                    relating to the leased premises located at 5343
                    Dundas Street West, Etobicoke, Ontario, Canada

10-27               Second Amended and Restated Pledge Agreement dated   Filed herewith
                    as of December 19, 1997 by ACC Corp. in favor of
                    First Union National Bank of North Carolina as
                    Administrative Agent

10-28               Amended and Restated Pledge Agreement dated as of    Incorporated by Reference to Exhibit 10-28 to
                    January 14, 1997 by ACC National Long Distance       the Company's Annual Report on Form 10-K for
                    Corp. in favor of First Union National Bank of       the Year Ended December 31, 1996
                    North Carolina as Administrative Agent

10-29               Seconded Amended and Restated Security Agreement     Filed herewith
                    dated as of December 19, 1997 between ACC Corp.,
                    certain Domestic Subsidiaries of the Company and
                    First Union National Bank of North Carolina as
                    Administrative Agent

10-30               Amended and Restated Trademark Security Agreement    Incorporated by Reference to Exhibit 10-30 to
                    dated as of January 14, 1997 between ACC Corp. and   the Company's Annual Report on Form 10-K for
                    First Union National Bank of North Carolina as       the Year Ended December 31, 1996
                    Administrative Agent

10-31               License Agreement dated July 1, 1993 between         Incorporated by Reference to Exhibit 99.23 to
                    Hudson's Bay Company and ACC Long Distance Inc.      the Company's February 22, 1996 8-K


10-32               Employment Agreement between Christopher Bantoft     Incorporated by Reference to Exhibit 10-29 of
                    and ACC Long Distance UK Ltd. dated November 16,     the Company's Report on Form 10-K for its
                    1993, as amended                                     year ended December 31, 1995 ("December 31,
                                                                         1995 10-K")

10-33               Employment Agreement between Steve M. Dubnik and     Incorporated by Reference to Exhibit 10-30 of
                    ACC TelEnterprises Ltd. Dated August 4, 1994         the Company's December 31, 1995 10-K




10-34               ACC Corp. Non-Employee Directors' Stock Option Plan  Incorporated by Reference to Exhibit 99.6 to
                                                                         the Company's September 17, 1996 8-K

10-35               Rules of the ACC Corp. 1996 UK Sharesave Scheme      Incorporated by Reference to Exhibit 10-35 to
                    dated August 5, 1996                                 the Company's Annual Report on Form 10-K for
                                                                         the Year Ended December 31, 1996

10-36               Net Settlement Agreement dated September 9, 1996     Incorporated by Reference to Exhibit 99.6 to
                    between Teletek, Inc. and ACC Long Distance Corp.    the Company's September 17, 1996 8-K

10-37               License Agreement between EDS of Canada Ltd. And     Incorporated by Reference to Exhibit 99.7 to
                    ACC TelEnterprises Ltd. Dated June 24, 1996          the Company's September 17, 1996 8-K

10-38               Amendment to Salary Continuation and Deferred        Incorporated by Reference to Exhibit 99.8 to
                    Compensation Agreement between ACC Corp. and         the Company's September 17, 1996 8-K
                    Richard T. Aab dated September 13, 1996

10-39               License Granted by the Secretary of State for        Incorporated by Reference to Exhibit 10-39 to
                    Trade and Industry to ACC Long Distance UK Ltd.      the Company's Annual Report on Form 10-K for
                    Under Section 7 of the Telecommunications Act 1984   the Year Ended December 31, 1996

10-40               Leasehold Mortgage dated as of January 14, 1997 by   Incorporated by Reference to Exhibit 10-40 to
                    and among ACC National Telecom Corp. and First       the Company's Annual Report on Form 10-K for
                    Union National Bank of North Carolina as             the Year Ended December 31, 1996
                    Administrative Agent relating to the leased
                    premises located at One Commerce Plaza, Albany,
                    New York

10-41               Leasehold Mortgage dated as of January 14, 1997 by   Incorporated by Reference to Exhibit 10-41 to
                    and among ACC Long Distance Corp. and First Union    the Company's Annual Report on Form 10-K for
                    National Bank of North Carolina as Administrative    the Year Ended December 31, 1996
                    Agent relating to the leased premises located at
                    69 Delaware Avenue, Buffalo, New York

10-42               Leasehold Mortgage dated as of January 14, 1997 by   Incorporated by Reference to Exhibit 10-42 to
                    and among ACC National Telecom Corp. and First       the Company's Annual Report on Form 10-K for
                    Union National Bank of North Carolina as             the Year Ended December 31, 1996
                    Administrative Agent relating to the leased
                    premises located at 32 Old Slip, New York, New York

10-43               Mortgage of Leasehold Interest, dated as of          Incorporated by Reference to Exhibit 10-43 to
                    January 14, 1997, between ACC TelEnterprises         the Company's Annual Report on Form 10-K for
                    Ltd./TelEnterprises ACC LTEE and First Union         the Year Ended December 31, 1996
                    National Bank of North Carolina as Administrative
                    Agent relating to the leased premises located in
                    Vancouver, British Columbia, Canada


10-44               Agreement for Lease, dated October 9, 1997, among    Filed herewith
                    ACC Long distance U.K. Limited, ACC Corp. and
                    Lasmo (ULX) Limited relating to leased premises at
                    626 Chiswick High Road, London, England

11                  Statement re: Computation of Per Share Earnings      See Note 1 to the Notes to the Consolidated
                                                                         Financial Statements filed herewith

21                  Subsidiaries of ACC Corp.                            Filed herewith

23                  Accountant's Consent                                 Filed herewith

27                  Financial Data Schedule                              Filed only with EDGAR filing, per Reg. S-K,
                                                                         Rule 601(c)(1)(v)

27-1                Restated Financial Data Schedules                    Filed only with EDGAR filing, per Reg. S-K,
                                                                         Rule 601(c)(1)(v)

     (b) REPORTS ON FORM 8-K.  The following Reports on Form 8-K were filed for
         -------------------
the quarter ended December 31, 1997.

         Form 8-K dated October 3, 1997

         Form 8-K dated November 26, 1997

     (c) EXHIBITS.  See Exhibit Index.
         -----------------------------

     (d) FINANCIAL STATEMENT SCHEDULES.  Financial Statement Schedules, along
         -----------------------------
with the report of the independent public accountants thereon, are as follows:

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ACC Corp.:

     We have audited in accordance with generally accepted auditing standards, the financial statements of ACC Corp. included in this Form 10-K and have issued our report thereon dated February 3, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Rochester, New York
February 3, 1998



                                    /s/ Arthur Andersen LLP

                                  SCHEDULE II

                           ACC CORP AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended December 31, 1997, 1996, 1995
                                    (000's)


                                                Balance    Charged                   Net     Balance
                                                  at      to Costs     Charged    Accounts     at
                                               Beginning     and      to Other     Written   End of
                                               of Period  Expenses    Accounts       Off     Period
                                               ---------  ---------  -----------  ---------  -------

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts                  $ 3,795  $  3,810            -    ($2,314)  $ 5,291
Valuation allowance for deferred tax assets      $ 7,669   ($4,360)           -          -   $ 3,309

YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts                  $ 2,085  $  5,143            -    ($3,433)  $ 3,795
Valuation allowance for deferred tax assets      $10,938   ($3,269)           -          -   $ 7,669

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts                  $ 1,035  $  3,284            -    ($2,234)  $ 2,085
Valuation allowance for deferred tax assets      $ 7,454  $  2,223   $1,261  (1)         -   $10,938

-----------------------------------
(1) Represents valuation allowance associated with loss carryforwards of Metrowide Communications which was purchased by ACC Canada on August 1, 1995.

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

                                         ACC CORP.


Dated:  March 25, 1998                   By:   /s/Michael R. Daley
                                            ------------------------------------
                                                        Michael R. Daley
                                                    Executive Vice President
                                                       and Chief Financial
                                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated.

Dated:  March 25, 1998                   By:     /s/Michael R. Daley
                                            ------------------------------------
                                                        Michael R. Daley,
                                                    Executive Vice President
                                                      and Chief Financial
                                                      Officer (Principal
                                                      Executive Officer and
                                                      Principal Financing and
                                                       Accounting Officer)


Dated:  March 25, 1998                   By:     /s/Steve M. Dubnik
                                            ------------------------------------
                                                        Steve M. Dubnik,
                                                    Executive Vice President
                                                      (Principal Executive
                                                            Officer)


Dated:  March 25, 1998                   By:     /s/Christopher B. Bantoft
                                            ------------------------------------
                                                      Christopher Bantoft,
                                                    Executive Vice President
                                                      (Principal Executive
                                                           Officer)


Dated:  March 25, 1998                   By:     /s/Hugh F. Bennett
                                            ------------------------------------
                                                        Hugh F. Bennett,
Director


Dated:  March 25, 1998                   By:     /s/Arunas A. Chesonis
                                            ------------------------------------
                                                      Arunas A. Chesonis,
                                                    President and a Director


Dated:  March 25, 1998                   By: /s/    Willard Z. Estey, Director
                                            ------------------------------------
                                                    Willard Z. Estey, Director


Dated:  March 25, 1998                   By:     /s/   Leslie D. Shroyer
                                            ------------------------------------
                                                       Leslie D. Shroyer,
Director

Dated:  March   , 1998                  By:
             __                             ------------------------------------
                                                   Daniel D. Tessoni, Director


Dated:  March 25, 1998                   By:    /s/Robert M. Van Degna
                                            ------------------------------------
                                                   Robert M. Van Degna, Director

                                LIST OF EXHIBITS



Exhibit Number      Description                                         Location
--------------      -----------                                         --------

3-1                 First Restated Certificate of Incorporation of ACC   Incorporated by Reference to Exhibit 3 to the
                    Corp.                                                Company's Quarterly Report on Form 10-Q for
                                                                         its Quarter Ended September 30, 1995
                                                                         ("September 30, 1995 10-Q")

3-2                 Certificate of Designation of the Voting Powers,     Incorporated by Reference from Exhibit 1 to
                    Designation, Preferences and Relative,               the Company's Registration Statement on Form
                    Participating, Optional or other Special Rights      8-A/A dated October 3, 1997 (as amended on
                    and Qualifications, Limitations and Restrictions     Form 8-A/A dated December 10, 1997)
                    of the Series A Preferred Stock of ACC Corp.

3-3                 Bylaws of ACC Corp., as amended on May 21, 1996      Incorporated by Reference to Exhibit 99.5 to
                                                                         the Company's Current Report on Form 8-K
                                                                         filed on September 17, 1996 ("September 17,
                                                                         1996 8-K")

4-1                 Form of ACC Corp. Class A Common Stock Certificate   Incorporated by Reference to Exhibit 4-1 to
                                                                         the Company's Registration Statement on Form
                                                                         S-3, No. 333-01157 declared effective May 2,
                                                                         1996

4-2                 Form of Warrant to purchase 7,500 Shares of Class    Incorporated by Reference to Exhibit 99.4 to
                    A Common Stock dated October 30, 1995                the Company's Current Report on Form 8-K
                                                                         filed on February 22, 1996 8-K ("February 22,
                                                                         1996 8-K")

4-5                 Form of Rights Agreement, dated as of October 3,     Incorporated by Reference from Exhibit 1 to
                    1997, between ACC Corp. and First Union National     the Company's Registration Statement on Form
                    Bank, as Rights Agent, which includes as Exhibit A   8-A/A dated October 3, 1997 (as amended on
                    Form of Rights Certificate; Exhibit B  Summary of    Form 8-A/A dated December 10, 1997)
                    Rights to Purchase Preferred Stock; and Exhibit C
                    Certificate of Designation

10-1                Form of Employment Continuation Incentive            Incorporated by Reference to Exhibit 99.3 to
                    Agreement between ACC Corp. and certain of its Key   the Company's February 22, 1996 8-K
                    Employees

10-2                ACC Corp. Employee Long Term Incentive Plan, as      Incorporated by Reference to Exhibit 4-1 to
                    amended through February 5, 1996                     the Company's Registration Statement on Form
                                                                         S-8, No. 333-01219, effective February 26,
                                                                         1996

10-3                Form of ACC Corp. Indemnification Agreement with     Incorporated by Reference to Exhibit 10-29 to
                    its Directors and certain of its Executive Officers  the Company's Report on Form 10-K for its
                                                                         year ended December 31, 1987



10-4                ACC Corp. Employee Stock Purchase Plan               Incorporated by Reference to Exhibit 4-4 to
                                                                         the Company's Registration Statement on Form
                                                                         S-8, No. 33-75558, effective February 22, 1994

10-5                Employment Agreement between ACC Corp. and David     Incorporated by Reference to Exhibit 10-2 to
                    K. Laniak, dated October 6, 1995                     the Company's September 30, 1995 10-Q

10-6                Salary Continuation and Deferred Compensation        Incorporated by Reference to Exhibit 10-3 to
                    Agreement between ACC Corp. and Richard T. Aab,      the Company's September 30, 1995 10-Q
                    dated October 6, 1995

10-7                Non-Competition Agreement between ACC Corp. and      Incorporated by Reference to Exhibit 10-4 to
                    Richard T. Aab, dated October 6, 1995                the Company's September 30, 1995 10-Q

10-8                Release and Settlement Agreement between ACC Corp.   Incorporated by Reference to Exhibit 99.2 to
                    and Francis Coleman, dated December 29, 1995         the Company's February 22, 1996 8-K

10-9                Software License Agreement dated March 30, 1995 by   Incorporated by Reference to Exhibit 99.5 to
                    and between AMBIX Systems Corp. and ACC Corp.        the Company's February 22, 1996 8-K

10-10               Software License Agreement dated February 21, 1996   Incorporated by Reference to Exhibit 99.6 to
                    between AMBIX Acquisition Corp. and ACC Corp.        the Company's February 22, 1996 8-K

10-11               Bill of Sale from AMBIX Systems Corp. to ACC Corp.   Incorporated by Reference to Exhibit 99.7 to
                    dated February 6, 1996                               the Company's February 22, 1996 8-K

10-12               Letter Agreement dated April 27, 1995 between the    Incorporated by Reference to Exhibit 99.8 to
                    Special Committee of the Board of Directors of ACC   the Company's February 22, 1996 8-K
                    Corp. and Richard T. Aab

10-13               Lease dated January 25, 1994 between the Hague       Incorporated by Reference to Exhibit 99.9 to
                    Corporation and ACC Corp., as modified by a Lease    the Company's February 22, 1996 8-K
                    Modification Agreement No. 1 dated May 31, 1994
                    and a Lease Modification Agreement No. 2 dated May
                    31, 1994, relating to the leased premises located
                    at 400 West Avenue, Rochester, New York

10-14               Amended and Restated Lease Agreement dated March     Incorporated by Reference to Exhibit 99.10 to
                    1, 1994 between ACC Long Distance                    the Company's February 22, 1996 8-K
                    Inc./Interurbains ACC Inc. and Coopers & Lybrand
                    relating to the leased premises located at 5343
                    Dundas Street West, Etobicoke, Ontario, Canada


10-15               Underlease Agreement dated December 23, 1993         Incorporated by Reference to Exhibit 99.11 to
                    between ACC Long Distance UK Limited, IBM United     the Company's February 22, 1996 8-K
                    Kingdom Limited, and ACC Corp. relating to the
                    leased premises located on the tenth floor at The
                    Chiswick Centre 414 Chiswick High Road, London,
                    England



10-16               Underlease Agreement dated June 6, 1995 between      Incorporated by Reference to Exhibit 99.12 to
                    ACC Long Distance UK Limited, IBM United Kingdom     the Company's February 22, 1996 8-K
                    Limited, and ACC Corp. relating to the leased
                    premises located on the first floor at The
                    Chiswick Centre 414 Chiswick High Road, London,
                    England

10-17               Supplemental Lease Agreement dated June 3, 1994      Incorporated by Reference to Exhibit 99.13 to
                    between ACC Long Distance UK Limited, IBM United     the Company's February 22, 1996 8-K
                    Kingdom Limited, and ACC Corp. relating to the
                    leased premises located on the ninth floor at The
                    Chiswick Centre 414 Chiswick High Road, London,
                    England

10-18               Second Amended and Restated Credit Agreement,        Filed herewith
                    dated as of December 19, 1997, by and among ACC
                    Corp. and certain Subsidiaries as Borrowers, ACC
                    Corp. as Guarantor, First Union National Bank of
                    North Carolina as Managing Agent and
                    Administrative Agent, and Fleet National Bank, as
                    Managing Agent and Documentation Agent

10-19               Leasehold Mortgage dated July 21, 1995 between ACC   Incorporated by Reference to Exhibit 99.16 to
                    Corp. and First Union National Bank of North         the Company's February 22, 1996 8-K
                    Carolina relating to the leased premises located
                    at 400 West Avenue, Rochester, New York
                    ("Rochester Leasehold Mortgage")

10-20               Modification to Rochester Leasehold Mortgage dated   Incorporated by Reference to Exhibit 10-20 to
                    January 14, 1997                                     the Company's Annual Report on Form 10-K for
                                                                         the Year Ended December 31, 1996

10-21               Leasehold Mortgage dated July 21, 1995 between ACC   Incorporated by Reference to Exhibit 99.16 to
                    Corp. and First Union National Bank of North         the Company's February 22, 1996 8-K
                    Carolina relating to the leased premises located
                    at Suite 206, State Tower Building, 109 South
                    Warren Street, Syracuse, New York ("Syracuse
                    Leasehold Mortgage")

10-22               Modification to Syracuse Leasehold Mortgage dated    Incorporated by Reference to Exhibit 10-22 to
                    January 14, 1997                                     the Company's Annual Report on Form 10-K for
                                                                         the Year Ended December 31, 1996

10-23               Leasehold Mortgage dated July 21, 1995 between ACC   Incorporated by Reference to Exhibit 99.17 to
                    Corp. and First Union National Bank of North         the Company's February 22, 1996 8-K
                    Carolina relating to the leased premises located
                    at Suite 2200, Suite 204 and Suite 205, State
                    Tower Building, 109 South Warren Street, Syracuse,
                    New York ("Additional Syracuse Leasehold Mortgage")



10-24               Modification to Additional Syracuse Leasehold        Incorporated by Reference to Exhibit 10-24 to
                    Mortgage dated January 14, 1997                      the Company's Annual Report on Form 10-K for
                                                                         the Year Ended December 31, 1996

10-25               Mortgage of Leasehold Interest, dated as of          Incorporated by Reference to Exhibit 10-25 to
                    January 14, 1997, between ACC TelEnterprises         the Company's Annual Report on Form 10-K for
                    Ltd./TelEnterprises ACC LTEE and First Union         the Year Ended December 31, 1996
                    National Bank of North Carolina, as Agent,
                    relating to the leased premises located at One
                    Toronto Street, Toronto, Ontario, Canada

10-26               Mortgage of Leasehold Interest, dated as of          Incorporated by Reference to Exhibit 10-26 to
                    January 14, 1997, between ACC TelEnterprises         the Company's Annual Report on Form 10-K for
                    Ltd./TelEnterprises ACC LTEE and First Union         the Year Ended December 31, 1996
                    National Bank of North Carolina, as Agent,
                    relating to the leased premises located at 5343
                    Dundas Street West, Etobicoke, Ontario, Canada

10-27               Second Amended and Restated Pledge Agreement dated   Filed herewith
                    as of December 19, 1997 by ACC Corp. in favor of
                    First Union National Bank of North Carolina as
                    Administrative Agent

10-28               Amended and Restated Pledge Agreement dated as of    Incorporated by Reference to Exhibit 10-28 to
                    January 14, 1997 by ACC National Long Distance       the Company's Annual Report on Form 10-K for
                    Corp. in favor of First Union National Bank of       the Year Ended December 31, 1996
                    North Carolina as Administrative Agent

10-29               Seconded Amended and Restated Security Agreement     Filed herewith
                    dated as of December 19, 1997 between ACC Corp.,
                    certain Domestic Subsidiaries of the Company and
                    First Union National Bank of North Carolina as
                    Administrative Agent

10-30               Amended and Restated Trademark Security Agreement    Incorporated by Reference to Exhibit 10-30 to
                    dated as of January 14, 1997 between ACC Corp. and   the Company's Annual Report on Form 10-K for
                    First Union National Bank of North Carolina as       the Year Ended December 31, 1996
                    Administrative Agent

10-31               License Agreement dated July 1, 1993 between         Incorporated by Reference to Exhibit 99.23 to
                    Hudson's Bay Company and ACC Long Distance Inc.      the Company's February 22, 1996 8-K

10-32               Employment Agreement between Christopher Bantoft     Incorporated by Reference to Exhibit 10-29 of
                    and ACC Long Distance UK Ltd. dated November 16,     the Company's Report on Form 10-K for its
                    1993, as amended                                     year ended December 31, 1995 ("December 31,
                                                                         1995 10-K")

10-33               Employment Agreement between Steve M. Dubnik and     Incorporated by Reference to Exhibit 10-30 of
                    ACC TelEnterprises Ltd. dated August 4, 1994         the Company's December 31, 1995 10-K


10-34               ACC Corp. Non-Employee Directors' Stock Option Plan  Incorporated by Reference to Exhibit 99.6 to
                                                                         the Company's September 17, 1996 8-K

10-35               Rules of the ACC Corp. 1996 UK Sharesave Scheme      Incorporated by Reference to Exhibit 10-35 to
                    dated August 5, 1996                                 the Company's Annual Report on Form 10-K for
                                                                         the Year Ended December 31, 1996

10-36               Net Settlement Agreement dated September 9, 1996     Incorporated by Reference to Exhibit 99.6 to
                    between Teletek, Inc. and ACC Long Distance Corp.    the Company's September 17, 1996 8-K

10-37               License Agreement between EDS of Canada Ltd. and     Incorporated by Reference to Exhibit 99.7 to
                    ACC TelEnterprises Ltd. Dated June 24, 1996          the Company's September 17, 1996 8-K

10-38               Amendment to Salary Continuation and Deferred        Incorporated by Reference to Exhibit 99.8 to
                    Compensation Agreement between ACC Corp. and         the Company's September 17, 1996 8-K
                    Richard T. Aab dated September 13, 1996

10-39               License Granted by the Secretary of State for        Incorporated by Reference to Exhibit 10-39 to
                    Trade and Industry to ACC Long Distance UK Ltd.      the Company's Annual Report on Form 10-K for
                    Under Section 7 of the Telecommunications Act 1984   the Year Ended December 31, 1996

10-40               Leasehold Mortgage dated as of January 14, 1997 by   Incorporated by Reference to Exhibit 10-40 to
                    and among ACC National Telecom Corp. and First       the Company's Annual Report on Form 10-K for
                    Union National Bank of North Carolina as             the Year Ended December 31, 1996
                    Administrative Agent relating to the leased
                    premises located at One Commerce Plaza, Albany,
                    New York

10-41               Leasehold Mortgage dated as of January 14, 1997 by   Incorporated by Reference to Exhibit 10-41 to
                    and among ACC Long Distance Corp. and First Union    the Company's Annual Report on Form 10-K for
                    National Bank of North Carolina as Administrative    the Year Ended December 31, 1996
                    Agent relating to the leased premises located at
                    69 Delaware Avenue, Buffalo, New York

10-42               Leasehold Mortgage dated as of January 14, 1997 by   Incorporated by Reference to Exhibit 10-42 to
                    and among ACC National Telecom Corp. and First       the Company's Annual Report on Form 10-K for
                    Union National Bank of North Carolina as             the Year Ended December 31, 1996
                    Administrative Agent relating to the leased
                    premises located at 32 Old Slip, New York, New York

10-43               Mortgage of Leasehold Interest, dated as of          Incorporated by Reference to Exhibit 10-43 to
                    January 14, 1997, between ACC TelEnterprises         the Company's Annual Report on Form 10-K for
                    Ltd./TelEnterprises ACC LTEE and First Union         the Year Ended December 31, 1996
                    National Bank of North Carolina as Administrative
                    Agent relating to the leased premises located in
                    Vancouver, British Columbia, Canada



10-44               Agreement for Lease, dated October 9, 1997, among    Filed herewith
                    ACC Long distance U.K. Limited, ACC Corp. and
                    Lasmo (ULX) Limited relating to leased premises at
                    626 Chiswick High Road, London, England

11                  Statement re: Computation of Per Share Earnings      See Note 1 to the Notes to the Consolidated
                                                                         Financial Statements filed herewith

21                  Subsidiaries of ACC Corp.                            Filed herewith

23                  Accountant's Consent re: Incorporation by Reference  Filed herewith

27                  Financial Data Schedule                              Filed only with EDGAR filing, per Reg. S-K,
                                                                         Rule 601(c)(1)(v)
27-1                Restated Financial Data Schedules                    Filed only with EDGAR filing, per Reg. S-K,
                                                                         Rule 601(c)(1)(v)